Form 10-Q
period 2009-03-31
SUPERFUND GOLD, L.P.
filed 2009-05-15
CIK 1433147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number: 333-151632
SUPERFUND GOLD, L.P.

(Exact name of registrant as specified in charter)

Delaware	98-0574019 (Series A); 98-0574020 (Series B)

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Superfund Office Building Grand Anse, St. George’s PO Box 1479 Grenada W.I.	Not applicable

(Address of principal executive offices)	(Zip Code)
(473) 439-2418

(Registrant’s telephone number, including area code)
Not applicable

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following unaudited financial statements of Superfund Gold, L.P. — Series A are included in Item 1:

Page
Financial Statements (unaudited)
Statements of Financial Condition as of March 31, 2009 and December 31, 2008	3
The following unaudited financial statements of Superfund Gold, L.P. — Series B are included in Item 1:

Page
Financial Statements (unaudited)
Statements of Financial Condition as of March 31, 2009 and December 31, 2008	4

Page
Notes to the Financial Statements (unaudited)	5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUPERFUND GOLD, L.P. — SERIES A
STATEMENTS OF FINANCIAL CONDITION
March 31, 2009 (Unaudited), and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Cash	$1,052,000	$2,000

Total assets	$1,052,000	$2,000

LIABILITIES
Subscriptions Received in Advance	$1,050,000	$—

Total Liabilities	$1,050,000	$—

SERIES CAPITAL
General Partner Interest	$1,000	$1,000
Initial Limited Partner Interest	$1,000	$1,000

Total Series Capital	$2,000	$2,000

TOTAL LIABILITIES AND SERIES CAPITAL	$1,052,000	$2,000

See accompanying notes to financial statements

SUPERFUND GOLD, L.P. — SERIES B
STATEMENTS OF FINANCIAL CONDITION
March 31, 2009 (Unaudited), and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Cash	$2,157,000	$2,000

Total assets	$2,157,000	$2,000

LIABILITIES
Subscriptions Received in Advance	$2,155,000	$—

Total Liabilities	$2,155,000	$—

SERIES CAPITAL
General Partner Interest	$1,000	$1,000
Initial Limited Partner Interest	$1,000	$1,000

Total Series Capital	$2,000	$2,000

TOTAL LIABILITIES AND SERIES CAPITAL	$2,157,000	$2,000

See accompanying notes to financial statements

SUPERFUND GOLD, L.P. — SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
1. ORGANIZATION
Superfund Gold, L.P. (the “Fund”) was organized on March 19, 2008 under the Delaware Revised Limited Partnership Act. At this time, the only capital contributed to the Fund is the original capital contribution of $1,000 to each Series A and Series B by Superfund Capital Management, Inc. (the “General Partner”) and $1,000 to each Series A and Series B by the Initial Limited Partner, who is also an affiliated and related party, and subscriptions received in advance in the amount of $1,050,000 to Series A and $2,155,000 to Series B. The General Partner contributed $1,000,000 to the capital of each Series prior to the commencement of trading, which is included as part of the subscriptions received in advance totals. The General Partner will maintain an investment in each Series of not less than the greater of $25,000 or 1% of the net asset value of the Series, including the General Partner’s investment, but may withdraw any excess above such level in a Series at any month-end, provided that the aggregate net asset value of the outstanding Units of Limited Partnership Interest (“Units”) of the Series exceeds $2,000,000. The General Partner and the holders of Units issued by the Fund will share in any profits and losses of the Fund in proportion to the percentage interest owned by each, subject to the General Partner’s receipt of certain fees and expenses as set forth in the Fund’s Limited Partnership Agreement. The proceeds of the offering of Units will be held in cash or invested in U.S. Treasury securities, commercial paper and other cash equivalents and used to trade in the futures, options and forward markets.
2. THE OFFERING OF THE UNITS
The initial net asset value per Unit of a Series will be the dollar price per ounce of gold established by the gold pool members of the London Bullion Market Association at the London A.M. fixing on the day Superfund Gold, L.P. begins trading and investment activities. After the initial offering period, Units will be continuously offered as of the last day of each month at their net asset value, stated in both ounces of gold and dollars. No up-front underwriting discount or commission will be taken. The selling agents will use their best efforts to sell the Units but are not required to sell any particular number of Units. Selling commissions will be paid monthly to Superfund USA, Inc., an entity related to the General Partner by common ownership, at an amount equal to one-twelfth of 2% (2% per annum) of the month-end net asset value of the Fund that is not attributable to sales to Unitholders that participate in a registered investment adviser’s asset-based or fixed fee advisory program and whose investment adviser recommends a portfolio allocation to the Fund after trading begins.
3. ORGANIZATIONAL AND INITIAL OFFERING COSTS
Organizational and initial offering costs were borne by the General Partner, not the Fund.
4. CHARGES TO EACH SERIES
Upon commencement of operations, the fees and expenses applicable to each Series will be as follows:
•	An annual management fee of 2.25% of net assets (1/12 of 2.25% payable monthly) for each Series.

•	A performance fee of 25% of new appreciation in each Series’ net assets, computed on a monthly basis, excluding interest income and changes in the value of the Series’ dollar for dollar investment in gold.

•	Each Series will pay a selling commission of 2% of the average month-end net asset value of such Series in monthly installments of 1/12 of 2% of the month-end net asset value of such Series. However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price for such Unit. Unitholders that participate in a selling agent’s asset-based or fixed fee investment program (and whose Units are purchased through such program) or registered investment adviser’s asset-based fee or fixed fee advisory program will not be subject to the 2% annual selling commission.

•	$25.00 per round-turn futures transaction (i.e., purchase and sale or sale and purchase) for brokerage fees will be charged, where brokerage commissions are charged in U.S. dollars, a portion of which will be paid to the clearing brokers for execution and clearing costs and the balance of which will be paid to Superfund Asset Management, Inc., an affiliate of the General Partner, which will serve as introducing broker for each Series. Brokerage commissions for certain foreign futures contracts to be traded by the Fund are charged in currencies other than the U.S. dollar. Commission rates for brokerage commissions charged in foreign currencies will be reset on the first business day of each calendar month to the foreign currency equivalent of $25.00 based on the then current U.S. dollar exchange rate for the applicable foreign currencies. Daily fluctuations in foreign currency exchange rates will, however, cause the actual commissions charged to the Fund for certain foreign futures contracts to be more or less than $25.00 per round-turn.

•	Actual operating and ongoing offering expenses, such as legal, auditing, administration, printing and postage costs, estimated to be 0.75% of average month-end net assets per year of each Series. The General Partner will assume liability for operating expenses in excess of 0.75% of average month-end net assets per year of each Series.
5. SUBSCRIPTIONS AND REDEMPTIONS
Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscriptions funds are required to be promptly transmitted to HSBC Bank USA, as escrow agent. Subscriptions must be accepted or rejected by the General Partner within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or subscription funds returned. All subscriptions funds received but not accepted as of the reporting period are reflected as Cash and Subscriptions Received in Advance on the Fund’s balance sheet.
Units may be redeemed, at the option of any Unitholder, at net asset value as of the close of business on the last business day of any calendar month on ten business days’ written notice to the General Partner, subject to a minimum redemption of $1,000. A Limited Partner redeeming less than all of his/her investment in a Series, after giving effect to the requested redemption, must maintain an investment in such Series at least equal to the minimum initial investment amount of $5,000. A request for less than a full redemption that would reduce a Limited Partner’s remaining investment to less than $5,000 will be treated as a request for redemption in full. Limited Partners must transmit a written request for redemption to the General Partner not less than ten business days prior to the end of the month (or such shorter period as permitted by the General Partner) as of which redemption is to be effective. The request for redemption must specify the dollar amount for which redemption is sought or no dollar amount for full redemptions. Redemption proceeds will generally be paid within twenty days after the effective date of the redemption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
INTRODUCTION
The Fund was organized on March 19, 2008 under the Delaware Revised Uniform Limited Partnership Act. The Fund is a commodity pool which will trade pursuant to the General Partner’s diversified futures and forward trend-following trading program while maintaining an investment in gold approximately equal to the total capital of each Series as of the beginning of operations and, thereafter, as of the beginning of each month. The General Partner’s futures and forward trading program is entirely quantitative in nature and generates trading signals on the basis of statistical analyses of past price histories and current price action. Fundamental factors affecting the prices of commodities and financial instruments, such as economic conditions, political events, weather factors, etc., are not directly relevant to the General Partner’s trading program, although there are frequent periods during which fundamental factors external to the market dominate prices.
The success of the Fund’s futures and forward trading will depend on the ability of the General Partner’s trading program to recognize and capitalize on price trends in different sectors of the global capital and commodity markets. Investors investing in the Units must recognize, however, that they are essentially committing capital to a “black box” trading strategy. There is no way to predict how this strategy will perform in the future, and if it does not perform successfully, investors may lose all or substantially all of their investment.
Although the Fund is designed to maintain a long position in gold in a U.S. dollar amount approximately equal to its total capital adjusted on a monthly basis, investors must recognize that an investment in Units is not the equivalent of an investment in gold. Rather, it is an investment in a product that combines a gold investment with a trend following futures and forward trading program. The gold investment is intended to de-link each Series’ net asset value, which is denominated in U.S. dollars, from the value of the U.S. dollar relative to gold, essentially denominating the Series’ net asset value in terms of gold. Consequently, if a Series suffers net losses due to losses from futures and forwards trading, the General Partner will generally reduce the size of the Series’ gold position. Additionally, there can be no assurance that, if the value of gold declines relative to the U.S. dollar, there will be any corresponding increase in the value or purchasing power of the U.S. dollar for goods (other than gold) or services priced in U.S. dollars.
LIQUIDITY
Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Fund’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid.
CAPITAL RESOURCES
The Fund will raise capital only through the sale of Units offered pursuant to the initial and continuing offering and does not intend to raise any capital through borrowings. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.
RESULTS OF OPERATIONS

Since the Fund is to commence trading and investment operations on April 1, 2009, there has not been a material change in the Fund’s financial condition through the quarter ended March 31, 2009 other than the receipt of subscriptions received in advance of $1,050,000 and $2,155,000 for Series A and Series B, respectively.
OFF-BALANCE SHEET RISK
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. After commencing trading and investment operations, the Fund will trade in futures and forward contracts and therefore will be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the General Partner is unable to offset such positions, the Fund could experience substantial losses. The General Partner will attempt to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.
In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.
OFF-BALANCE SHEET ARRANGEMENTS
The Fund does not engage in off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS
The Fund will not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business will be trading futures contracts and forward currency contracts, both long (contracts to buy) and short (contracts to sell), and possibly swap contracts on certain commodities. All such contracts are settled by offset, not delivery. Substantially all such contracts will be for settlement within four months of the trade date and substantially all such contracts will be held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. After Series A and Series B begin their trading and investment activities, the Financial Statements of Series A and Series B each will present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open future and forward currency contracts at the end of the reporting period for which such Financial Statements are prepared.
CRITICAL ACCOUNTING POLICIES — VALUATION OF THE FUND’S POSITIONS
The General Partner believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The Fund will use the amortized cost method for valuing U.S. Treasury Bills, accordingly, the cost of securities plus accreted discount, or minus amortized premium, will approximate fair value. The majority of the Fund’s positions, including its gold investment, will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency or swap contracts held by the Fund will also be valued at published daily settlement prices or at dealers’ quotes. Thus, the General Partner expects that under normal circumstances substantially all of the Fund’s assets will be valued on a daily basis using objective measures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4T. CONTROLS AND PROCEDURES
The General Partner, with the participation of the General Partner’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	There were no sales of unregistered securities during the quarter ended March 31, 2009.

(b)	Information required by Item 701(f) of Regulation S-K:
(1) The use of proceeds information is being disclosed for Registration Statement No. 333-151632 declared effective on February 17, 2009.

(2) The offering of the Fund’s Units commenced on or about February 18, 2009 and Units are offered as of the beginning of each calendar month on a continuous basis.

(3) Not applicable.

(4) (i) The offering of the Units has not terminated.

(ii)Superfund USA, Inc. acts as the lead selling agent for the Fund.

(iii) The Fund has registered Series A Units and Series B Units.

(iv) The Fund has registered $100,000,000 of Series A Units and $100,000,000 of Series B Units. Series A and Series B Units will initially be sold at the U.S. dollar price per ounce of gold established by the gold pool members of the London Bullion Market Association at the London A.M. fixing on the day Series A and Series B begin their trading and investment activities and, thereafter, Series A and Series B Units will be available as of the end of each month at the then current net asset value per Unit which will be stated both in ounces of gold, reflecting the U.S. dollar price per ounce of gold established at the London A.M. fixing on the last business day of the month, and in dollars. As of March 31, 2009, the Fund sold $1,050,000 of Series A Units and $2,155,000 of Series B Units, which were to be issued on April 1, 2009. On the day that Series A and Series B begin their trading and investment activities, such amounts will be converted into Units in accordance with the aforementioned methodology.

(v) As of March 31, 2009, de minimis expenses were incurred for the account of the Fund.

(vi) Net offering proceeds to the Fund as of March 31, 2009 were $3,205,000.

(vii) As of March 31, 2009, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with the General Partner’s trading program totaled $3,205,000.

(viii) Not applicable.
(c)	Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
     The following exhibits (numbered in accordance with Item 601 of Regulation S-K) are included herewith:

Exhibit Number	Description of Document	Page Number

3.01	Certificate of Limited Partnership of the Fund (incorporated by reference to Exhibit 3.01 to the Fund’s Form S-1 Registration Statement, File No. 333-151632, filed with the Securities and Exchange Commission (the “Commission”) on June 13, 2008)	*

3.02	Limited Partnership Agreement of the Fund (incorporated by reference to Exhibit 3.02 to the Fund’s Form S-1 Registration Statement, File No. 333-151632, filed with the Commission on June 13, 2008)	*

3.03	Form of Amended and Restated Limited Partnership Agreement of the Fund (incorporated by reference to Exhibit 3.04 to the Fund’s Amendment No. 2 Form S-1 Registration Statement, File No. 333-151632, filed with the Commission on February 12, 2009)	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

*	Incorporated by Reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	SUPERFUND GOLD, L.P. (Registrant)
	By:	Superfund Capital Management, Inc. General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Roman Gregorig
Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1