Form 10-Q
period 2009-06-30
SUPERFUND GOLD, L.P.
filed 2009-08-14
CIK 1433147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number: 333-151632
SUPERFUND GOLD, L.P.

(Exact name of registrant as specified in charter)

Delaware	98-0574019 (Series A); 98-0574020 (Series B)

(State)	(IRS Employer Identification No.)

Superfund Office Building Grand Anse, St. George’s P.O. Box 1479 Grand Anse Grenada, W.I.	N/A

(Address of Principal Executive Offices)	(Zip Code)
(473) 439-2418

(Registrant’s telephone number, including area code)
Not applicable

(Former name, former address and former fiscal years, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐ No ☐
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
The following unaudited financial statements of Superfund Gold, L.P. — Series B are included in Item 1:

Page
Financial Statements

Statements of Assets and Liabilities as of June 30, 2009 (unaudited) and December 31, 2008	8

Condensed Schedule of Investments as of June 30, 2009 (unaudited)	9

Statements of Operations for the period from April 1, 2009 (commencement of operations) through June 30, 2009 (unaudited)	10

Statements of Changes in Net Assets for the period from April 1, 2009 (commencement of operations) through June 30, 2009 (unaudited)	11

Statements of Cash Flows for the period from April 1, 2009 (commencement of operations) through June 30, 2009 (unaudited)	12

Notes to Series A and Series B Unaudited Financial Statements Dated June 30, 2009	13-27
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUPERFUND GOLD, L.P. — SERIES A
STATEMENT OF ASSETS AND LIABILITIES
June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS

US Government securities, at fair value (amortized costs of $499,877 as of June 30, 2009)	$499,877	$—

Due from brokers	805,659	—

Cash	224,079	2,000

Total assets	1,529,615	2,000

LIABILITIES

Futures contracts purchased	34,036	—

Futures contracts sold	4,147	—

Subscriptions received in advance	207,000	—

Due to affiliate	2,000	—

Fees payable	5,253	—

Total liabilities	252,436	—

NET ASSETS	$1,277,179	$2,000

Superfund Gold, L.P. Series A-1 Net Assets	$1,222,828	—

Number of units outstanding	1,351.985	—

Superfund Gold, L.P. Series A-1 Net Assets value per unit	$904.47	$—

Superfund Gold, L.P. Series A-2 Net Assets	$54,351	$—

Number of units outstanding	57.481	—

Superfund Gold, L.P. Series A-2 Net Assets value per unit	$945.55	$—

See accompanying notes to financial statements

SUPERFUND GOLD, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2009 (Unaudited)

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 27, 2009 (amortized cost of $499,877), securities are held in margin accounts as collateral for open futures contracts	$500,000	39.1%	$499,877

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.0 *	450
Financial		0.2	2,624
Metals		(2.9)	(37,110)

Total futures contracts purchased		(2.7)	(34,036)

Futures Contracts Sold
Currency		(0.2)	(2,050)
Food & Fiber		0.5	6,263
Indices		(0.0)*	(610)
Metals		(0.6)	(7,750)

Total futures contracts sold		(0.3)	(4,147)

Total futures contracts, at fair value		(3.0)%	$(38,183)

Futures contracts by country composition
European Monetary Union		0.2%	$2,083
Great Britain		0.1	1,336
United States		(3.0)	(38,598)
Other		(0.3)	(3,004)

Total futures contracts by country		(3.0)%	$(38,183)

*	Due to Rounding
See accompanying notes to financial statements

SUPERFUND GOLD, L.P. — SERIES A
STATEMENT OF OPERATIONS
For the period from April 1, 2009 (commencement of operations)
through June 30, 2009 (Unaudited)

Investment income
Interest income	$278

Total income	278

Expenses
Management fee	6,574
Selling commission (Series B-1)	5,669
Operating expenses	2,191
Brokerage commissions	2,146
Other	87

Total expenses	16,667

Net investment loss	(16,389)

Realized and unrealized gain (loss) on investments
Net realized gain on futures contracts	30,456
Net change in unrealized depreciation on futures and forward contracts	(38,183)

Net loss on investments	(7,727)

Net decrease in net assets from operations	$(24,116)

Net decrease in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-1	$(20.29)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-1	$(15.03)

Net increase in net assets from operations per unit (based upon weighted average number of Units outstanding during period) for Series A-2	$15.86

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-2	$26.05

See accompanying notes to financial statements

SUPERFUND GOLD, L.P. — SERIES A
STATEMENT OF CHANGES IN NET ASSETS
For the period from April 1, 2009 (commencement of operations)
through June 30, 2009 (Unaudited)

Increase (decrease) in net assets from operations
Net investment loss	$(16,390)
Net realized gain on futures contracts	30,456
Net change in unrealized depreciation on futures contracts	(38,183)

Net decrease in net assets from operations	(24,117)

Capital share transactions
Issuance of Units	1,301,296
Redemption of non-unitized initial capital balance	2,000

Net increase in net assets from capital share transactions	1,299,296

Net increase in net assets	1,275,179

Net assets, beginning of period	2,000

Net assets, end of period	$1,277,179

Series A-1 Units, beginning of period	—
Issuance of Series A-1 Units	1,351.985
Redemption of Units	—

Series A-1 Units, end of period	1,351.985

Series A-2 Units, beginning of period	—
Issuance of Series A-2 Units	57.481
Redemption of Units	—

Series A-2 Units, end of period	57.481

SUPERFUND GOLD, L.P. — SERIES A
STATEMENT OF CASH FLOWS
For the Three Months from April 1, 2009 (commencement of operations)
through June 30, 2009 (Unaudited)

Cash flows from operating activities
Net decrease in net assets from operations	$(24,116)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(499,950)
Amortization of discounts and premiums	73
Due from brokers	(805,659)
Due to affiliate	2,000
Futures contracts purchased	34,036
Futures contracts sold	4,147
Fees payable	5,253

Net cash used in operating activities	(1,284,217)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,508,296
Redemption of non-unitized initial capital balance	(2,000)

Net cash provided by financing activities	1,506,296

Net increase in cash	222,079

Cash, beginning of period	2,000

Cash, end of period	$224,079

See accompanying notes to financial statements

SUPERFUND GOLD, L.P. — SERIES B
STATEMENT OF ASSETS AND LIABILITIES
June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS

US Government securities, at fair value (amortized costs of $1,149,722 as of June 30, 2009)	$1,149,722	$—

Due from brokers	4,166,285	—

Unrealized appreciation on open forward contracts	1,203	—

Futures contracts sold	4,144	—

Cash	727,693	2,000

Total assets	6,049,047	2,000

LIABILITIES

Unrealized depreciation on open forward contracts	10,630	—

Futures contracts purchased	65,164	—

Subscriptions received in advance	703,978	—

Due to affiliate	2,000

Fees payable	17,457	—

Total liabilities	799,229	—

NET ASSETS	$5,249,818	$2,000

Superfund Gold, L.P. Series B-1 Net Assets	$3,754,694	—

Series B-1 Units outstanding	4,485.845	—

Superfund Gold, L.P. Series B-1 Net Assets value per Unit	$837.01	$—

Superfund Gold, L.P. Series B-2 Net Assets	$1,495,124	$—

Series B-2 Units outstanding	1,777.326	—

Superfund Gold Series, L.P. B-2 Net Assets value per Unit	$841.22	$—

See accompanying notes to financial statements

SUPERFUND GOLD, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2009 (Unaudited)

		Percentage
		of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 27, 2009 (amortized cost of $1,149,722), securities are held in margin accounts as collateral for open futures and forwards	$1,150,000	21.9%	$1,149,722

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.0 *	1,203

Total unrealized appreciation on forward contracts		0.0 *	1,203

Unrealized depreciation on forward contracts
Currency		(0.2)	(10,630)

Total unrealized depreciation on forward contracts		(0.2)	(10,630)

Total forward contracts, at fair value		(0.2)	(9,427)

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.2	11,094
Financial		3.0	158,602
Food & Fiber		0.0 *	650
Metals		(4.4)	(235,510)

Total futures contracts purchased		(1.2)	(65,164)

Futures Contracts Sold
Currency		(0.3)	(16,331)
Energy		1.1	56,777
Financial		(0.1)	(4,418)
Food & Fiber		1.3	67,745
Indices		(0.6)	(32,548)
Livestock		0.2	11,040
Metals		(1.5)	(78,121)

Total futures contracts sold		0.1	4,144

Total futures contracts, at fair value		(1.1)%	$(61,020)

Futures and forward contracts by country composition
Australia		(0.2)%	$(8,353)
European Monetary Union		0.9	45,603
Great Britain		0.3	14,900
Japan		0.2	7,969
United States		(3.7)	(191,074)
Other		1.2	60,508

Total futures and forward contracts by country		(1.3)%	$(70,447)

*	Due to Rounding
See accompanying notes to financial statements

SUPERFUND GOLD, L.P. — SERIES B
STATEMENT OF OPERATIONS
For the period from April 1, 2009 (commencement of operations)
through June 30, 2009 (Unaudited)

Investment income
Interest income	$575

Total income	575

Expenses
Brokerage commissions	25,570
Management fee	18,520
Selling commission (Series B-1)	10,390
Operating expenses	6,173
Other	1,015

Total expenses	61,668

Net investment loss	(61,093)

Realized and unrealized loss on investments
Net realized loss on futures and forward contracts	(254,142)
Net change in unrealized depreciation on futures and forward contracts	(70,447)

Net loss on investments	(324,589)

Net decrease in net assets from operations	$(385,682)

Net decrease in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-1	$(112.27)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B- 1	$(82.49)

Net decrease in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-2	$(81.03)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-2	$(78.28)

See accompanying notes to financial statements

SUPERFUND GOLD, L.P. — SERIES B
STATEMENT OF CHANGES IN NET ASSETS
For the Three Months Ended June 30,
For the period from April 1, 2009 (commencement of operations)
through June 30, 2009 (Unaudited)

Decrease in net assets from operations
Net investment loss	$(61,093)
Net realized loss on futures and forward contracts	(254,142)
Net change in unrealized depreciation on futures and forward contracts	(70,447)

Net decrease in net assets from operations	(385,682)

Capital share transactions
Issuance of Units	5,635,500
Redemption of initial capital balance	(2,000)

Net increase in net assets from capital share transactions	5,633,500

Net increase in net assets	5,247,818

Net assets, beginning of period	2,000

Net assets, end of period	$5,249,818

Series B-1 Units, beginning of period	—
Issuance of Series B-1 Units	4,485.845
Redemption of Series B-1 Units	—

Series B-1 Units, end of period	4,485.845

Series B-2 Units, beginning of period	—
Issuance of Series B-2 Units	1,777.326

Redemption of Series B-2 Units	—
Series B-2 Units, end of period	1,777.326

See accompanying notes to financial statements

SUPERFUND GOLD, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
For the period from April 1, 2009 (commencement of operations)
through June 30, 2009 (Unaudited)

Cash flows from operating activities
Net decrease in net assets from operations	$(385,682)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(1,149,886)
Amortization of discounts and premiums	164
Due from brokers	(4,166,285)
Due to affiliate	2,000
Unrealized appreciation on open forward contracts	9,427
Futures contracts purchased	65,164
Futures contracts sold	(4,144)
Fees payable	17,457

Net cash used in operating activities	(5,611,785)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	6,339,478
Redemptions of non-unitized initial capital balance	(2,000)

Net cash provided by financing activities	6,337,478

Net increase in cash	725,693

Cash, beginning of period	2,000

Cash, end of period	$727,693

See accompanying notes to financial statements

SUPERFUND GOLD, L.P. — SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
SUPERFUND GOLD, L.P. — SERIES A AND B
1. Nature of operations
Organization and Business
Superfund Gold, L.P., a Delaware Limited Partnership (the “Fund”), commenced operations on April 1, 2009. The Fund was organized to trade speculatively in the United States and international commodity futures and forwards markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading advisor of the Fund (“Superfund Capital Management”). The Fund has issued two series of units of Limited Partnership Interest (“Units”), each with a subseries, Series A-1/A-2 and Series B-1/B-2 (each a “Series”). Series A-1/A-2 and Series B-1/B-2 are traded and managed the same way, with the exception of the degree of leverage.
The term of the Partnership commenced on the day on which the Certificate of Limited Partnership was filed with the Secretary of State of the State of Delaware pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act and shall end upon the first to occur of the following: (i) receipt by Superfund Capital Management of an approval to dissolve the Fund at a specified time by Limited Partners owning Units representing more than fifty percent (50%) of the outstanding Units of each Series then owned by Limited Partners of each Series, notice of which is sent by certified mail return receipt requested to Superfund Capital Management not less than 90 days prior to the effective date of such dissolution; (ii) withdrawal, insolvency or dissolution of Superfund Capital Management or any other event that causes Superfund Capital Management to cease to be the general partner of the Fund, unless (a) at the time of each event there is at least one remaining general partner of the Fund who carries on the business of the Fund (and each remaining general partner of the Fund is hereby authorized to carry on the business of general partner of the Fund in such an event), or (b) within 120 days after such event Limited Partners of a Series holding a majority of Units of such Series agree in writing to continue the business of the Fund and such Series and to the appointment, effective as of the date of such event, of one or more general partners of the Fund and such Series; (iii) a decline in the aggregate net assets of each Series to less than $500,000 at any time following commencement of trading in the Series; or (iv) any other event which shall make it unlawful for the existence of the Fund to be continued or which requires termination of the Fund.
2. Basis of presentation and significant accounting policies
Basis of Presentation
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented.
Valuation of Investments in Futures Contracts, Forward Contracts, and U.S. Treasury Bills
All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on a trade date basis and open contracts are recorded in the statements of assets and liabilities at fair value based upon market quotes on the last business day of the period. Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing the U.S. Treasury Bills due to the short term nature of such investments; accordingly, the cost of securities plus accreted discount, or minus amortized premium, approximates fair value.
Translation of Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the period end exchange rates. Purchases and sales of investments and income and expenses that are denominated in foreign currencies are translated into U.S. dollar amounts on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statements of operations.
The Fund does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the statements of operations.
Investment Transactions, Related Investment Income, and Expenses
Investment transactions are accounted for on a trade-date basis. Interest income and expenses are recognized on the accrual basis.
Income Taxes
The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.
Superfund Capital Management has evaluated the application of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), to the Fund, and has determined whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of FIN 48. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The 2008 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Superfund Capital Management to make estimates and assumptions that affect the assets, liabilities, income and expenses, as well as the other disclosures in the financial statements. Actual results could differ from those estimates.
Recently Issued Accounting Standards
In April 2009, FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. On April 1, 2009, the Fund adopted FSP FAS 157-4 and the adoption did not have a material impact on the Fund.
In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 increases the frequency of certain fair value disclosures from annual to quarterly. Such disclosures include the fair value of all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. On April 1, 2009, the Fund adopted FSP FAS 107-1 and APB 28-1 and the adoption did not have a material impact on the Fund.
3. Fair Value Measurements

The Fund follows SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining fair value, the Fund separates its financial instruments into two categories: U.S. government securities and derivative contracts.
U.S. Government Securities. The Fund’s only market exposure in instruments held other than for trading is in its U.S. Treasury Bill portfolio. As the Fund uses the amortized cost method for valuing its U.S. Treasury Bill portfolio, which approximates fair value, this portfolio is classified within level 2 of the fair value hierarchy.
Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives typically fall within level 1 or level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. The Fund has exposure to exchange-traded derivative contracts through the Fund’s trading of exchange-traded futures contracts. The Fund’s exchange-traded futures contract positions are valued daily at settlement prices published by the applicable exchanges. In such cases, provided they are deemed to be actively traded, exchange-traded derivatives are classified within level 1 of the fair value hierarchy. Less actively traded exchange-traded derivatives fall within level 2 of the fair value hierarchy.
OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward and swap positions are typically classified within level 2 of the fair value hierarchy. As of and during the quarter ended June 30, 2009, the Fund held no derivative contracts valued using level 3 inputs.
Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Subsequent to initial recognition, the Fund updates the level 1 and level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period.
The following table summarizes the valuation of the Fund’s assets and liabilities by the SFAS 157 fair value hierarchy as of June 30, 2009:
Series A:

	Balance
	June 30,
	2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$499,877	$—	$499,877	$—

Total Assets Measured at Fair Value	$499,877	$—	$499,877	$—

LIABILITIES

Futures contracts purchased	$34,036	$34,036	$—	$—

Futures contracts sold	4,147	4,147	—

Total Liabilities Measured at Fair Value	$38,183	$38,183	$—	$—

Series B:

	Balance
	June 30,
	2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$1,149,722	$—	$1,149,722	$—

Unrealized appreciation on open forward contracts	1,203	—	1,203	—

Futures contracts sold	4,144	4,144	—	—

Total Assets Measured at Fair Value	$1,155,069	$4,144	$1,150,925	$—

	Balance
	June 30,
	2009	Level 1	Level 2	Level 3
LIABILITIES

Unrealized depreciation on open forward contracts	$10,630	$—	$10,630	$—

Futures contracts purchased	65,164	65,164	—	—

Total Liabilities Measured at Fair Value	$75,794	$65,164	$10,630	$—

4. Disclosure of derivative instruments and hedging activities
The Fund follows SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008. SFAS No. 161, as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position.
Derivative instruments held by the Fund do not qualify as derivative instruments held as hedging instruments, as defined in SFAS No. 133. Instead, the Fund includes derivative instruments in its trading activity. Per the requirements of SFAS No. 161, the Fund discloses the gains and losses on its trading activities for both derivative and nonderivative instruments in the Statement of Operations for each Series.
The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock and metals. SFAS No. 133 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the Statements of Assets and Liabilities as “unrealized appreciation or depreciation on open forward contracts and futures contracts purchased and futures contracts sold.” Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of SFAS No. 133. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s trading profits and losses in the Statements of Operations.
Management believes futures and forwards trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, including information related to the volume of the Fund’s derivative activity, is as follows:

Series A:

	As of June 30, 2009
	Long Positions Gross Unrealized						Short Position Gross Unrealized
										Net
										Unrealized
		% of			% of		% of		% of	Gain (Loss)
		Net			Net		Net		Net	on Open
	Gains	Assets		Losses	Assets	Gains	Assets	Losses	Assets	Positions
Currency	$450	0.0	*	$—	—	$—	—	$(2,050)	(0.2)	$(1,600)
Financial	2,969	0.2		(345)	(0.0) *	—	—	—	—	2,624
Food & Fiber	—	—		—	—	6,263	0.5	—	—	6,263
Indices	—	—		—	—	—	—	(610)	(0.0) *	(610)
Metals	—	—		(37,110)	(2.9)	—	—	(7,750)	(0.6)	(44,860)

Totals	$3,419	0.2		$(37,455)	(2.9)	$6,263	0.5	$(10,410)	(0.8)	(38,183)

*	Due to rounding
Series A’s trading results by market sector

	For the period from April 1, 2009 (commencement of
	operations) through June 30, 2009
		Change in Net
	Realized Gain	Unrealized	Net Trading
	(Losses), Net	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(75)	$—	$(75)
Currency	(725)	(1,600)	(2,325)
Financial	(5,940)	2,624	(3,316)
Food & Fiber	226	6,263	6,489
Indices	(1,060)	(610)	(1,670)
Metals	38,030	(44,860)	(6,830)

Total net trading losses	$30,456	$(38,183)	$(7,727)

Series B:

	As of June 30, 2009
	Long Positions Gross Unrealized					Short Position Gross Unrealized
		% of			% of		% of			% of	Net Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	assets		Losses	Assets	Open Positions
Foreign Exchange	$1,203	0.0	*	$—	—	$—	—		$(10,630)	(0.2)	$(9,427)
Currency	11,094	0.2		—	—	8,550	0.2		(24,881)	(0.5)	(5,237)
Financial	166,603	3.2		(8,001)	(0.2)	—	—		(4,418)	(0.1)	154,184
Food & Fiber	650	0.0	*	—	(4.5)	75,802	1.4		(8,058)	(0.2)	(167,116)
Indices	—	—		—	—	1,234	0.0	*	(33,781)	(0.6)	(32,547)
Metals	—	—		(235,510)	—	4,945	0.1		(83,066)	(1.6)	(78,121)
Livestock	—	—		—	—	16,620	0.3		(5,580)	(0.1)	11,040
Energy	—	—		—	—	57,840	1.1		(1,063)	(0.0) *	56,777

Totals	$179,550	3.4		$(243,511)	(4.7)	$164,991	3.1		$(171,477)	(3.3)	$(70,447)

*	Due to rounding
The Series B’s trading results by market sector

	For the period from April 1, 2009 (commencement of
	operations) through June 30, 2009
		Change in Net
	Realized Gain	Unrealized	Net Trading
	(Losses), Net	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(5,402)	$(9,427)	$(14,829)
Currency	(80,714)	(5,237)	(85,951)
Financial	(139,982)	154,184	14,202
Food & Fiber	6,920	68,395	75,315
Indices	(10,484)	(32,548)	(43,032)
Metals	100,750	(313,631)	(212,881)
Livestock	(16,290)	11,040	(5,250)
Energy	(108,940)	56,777	(52,163)

Total net trading losses	$(254,142)	$(70,447)	$(324,589)

5. Due from/to brokers
Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities.
In the normal course of business, all of the Fund’s marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. Superfund Capital Management monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.
6. Allocation of net profits and losses
In accordance with the Fund’s Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.
Advance subscriptions represent cash received prior to the balance sheet date for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the following month.
7. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month end net assets (2.25% per annum) and ongoing offering expenses equal to one-twelfth of 0.75% of month end net assets (0.75% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus dated February 17, 2009, included within the Registration Statement on Form S-1 (File No. 333-151632 as subsequently supplemented), Superfund USA, Inc., an entity related to Superfund Capital Management by common ownership (“Superfund USA”), shall be paid selling commissions equal to 2% of the month-end net asset value per Unit (one-twelfth of 2% per month). However, the maximum cumulative selling commission per Unit is limited to 10% of the initial public offering price of Units sold pursuant to such Prospectus.
Superfund Capital Management will also be paid a monthly performance fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered.
8. Financial highlights

Financial highlights for the period April 1 (commencement of operations) through June 30 are as follows:

	2009
	Series A-1	Series A-2
Total return before incentive fees*	(1.6)%	2.8%
Incentive fees*	0.0%	0.0%

Total return after incentive fees*	(1.6)%	2.8%

Ratios to average partners’ capital **
Operating expenses before incentive fees	5.9%	4.0%
Incentive fees	0.0%	0.0%

Total expenses	5.9%	4.0%

Net investment loss	(5.8)%	(3.9)%

Net asset value per unit, beginning of period	$919.50	$919.50

Net investment loss	(13.29)	(6.20)
Net gain (loss) on investments	(1.74)	32.25

Net asset value per unit, end of period	$904.47	$945.55

Financial highlights for the period from April 1 (commencement of operations) through June 30 are as follows:

	2009
	Series B-1	Series B-2
Total return before incentive fees*	(9.0)%	(8.5)%
Incentive fees*	0.0%	0.0%

Total return after incentive fees*	(9.0)%	(8.5)%

Ratios to average partners’ capital **
Operating expenses before incentive fees	9.5%	6.3%
Incentive fees	0.0%	0.0%

Total expenses	9.5%	6.3%

Net investment loss	(9.4)%	(6.2)%

Net asset value per unit, beginning of period	$919.50	$919.50

Net investment loss	(20.24)	(13.48)
Net loss on investments	(62.25)	(64.80)

Net asset value per unit, end of period	$837.01	$841.22

*	Not annualized

**	Annualized, except for incentive fees
Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.

9. Financial instrument risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term “off balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
For Series A, gross unrealized gains and losses related to exchange traded futures were $9,682 and $47,864, respectively at June 30, 2009.
For Series B, gross unrealized gains and losses related to exchange traded futures were $343,337 and $404,357, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $1,203 and $10,630, respectively, at June 30, 2009.
Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses.
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Newedge Alternative Strategies, Inc., and Barclays Capital Inc.
Superfund Capital Management monitors and controls the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow Superfund Capital Management to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions, and collateral positions.
The majority of these futures and forwards mature within one year of June 30, 2009. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
10. Subscriptions and redemptions
Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscriptions funds are required to be promptly transmitted to HSBC Bank USA, as escrow agent. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or subscription funds returned.

Limited Partners may request any or all of their investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000. A request for less than a full redemption that would reduce a Limited Partner’s remaining investment to less than $5,000 will be treated as a request for full redemption. Limited Partners must transmit a written request of such redemption to Superfund Capital Management not less than ten business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the effective date of the redemption. However, in special circumstances, including, but not limited to an inability to liquidate dealers’ positions as of a redemption date or a default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay, and Limited Partners will be paid their pro rata portion of the redemption amount not subject to defaults or delays.
11. Subsequent events
Management has evaluated the impact of all subsequent events on the Fund through August 14, 2009, the date the financial statements were issued, and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended June 30, 2009, subscriptions totaling $6,936,796 have been accepted and no redemptions were made over the same period. The Fund is a commodity pool which will trade pursuant to the General Partner’s diversified futures and forward trend-following trading program while maintaining an investment in gold approximately equal to the total capital of each Series as of the beginning of operations and, thereafter, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is denominated in U.S. dollars, from the value of the U.S. dollar relative to gold, essentially denominating the Series’ net asset value in terms of gold.
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
Trading in forward contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.
Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid.
CAPITAL RESOURCES

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowings. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.
RESULTS OF OPERATIONS
Three Months ended June 30, 2009
Series A:
Net results for the quarter ended June 30, 2009 were a loss of 1.64% in the net asset value per Unit of Series A-1 units and a gain of 2.83% in the net asset value per Unit of Series A-2 units. In this period, Series A experienced a net decrease in net assets from operations of $24,116. This decrease consisted of interest income of $278, trading losses of $7,727, and total expenses of $16,667. Expenses included $6,574 in management fees, $5,669 in selling commissions (for Series A-1 units), $2,191 in operating expenses, $2,146 in brokerage commissions, and $87 in other expenses. At June 30, 2009, the net asset value per Unit of Series A-1 was $904.47 and the net asset value per Unit of Series A-2 was 945.55.
Series B:
Net results for the quarter ended June 30, 2009 were a loss of 8.97% in the net asset value per Unit of series A-1 and a loss of 8.51% in the net asset value per Unit in Series B-2. In this period, Series B experienced a net decrease in net assets from operations of $385,682. This decrease consisted of interest income of $575, trading losses of $324,589, and total expenses of $61,668. Expenses included $25,570 in brokerage commissions, $18,520 in management fees, $10,390 in selling commissions (for Series B-1 units), $6,173 in operating expenses, and $1,015 in other expenses. At June 30, 2009, the net asset value per Unit of Series B-1 was $837.01 and the net asset value per Unit of Series B-2 was 841.22.
Fund results for 2nd Quarter 2009:
In June, U.S. stock indices finished near unchanged, while most Asian stock indices finished higher; Hong Kong’s Chinese Enterprise Index rose 6.1%. The Fund’s short positions in the stock indices sector experienced a loss. World bond markets reversed early month lows by month end, finishing higher as improving bond yields and a stagnating equity rally attracted buyers. The Fund’s long positions in the bonds sector led to a gain. U.S. and European short-term interest rate futures finished slightly higher in June, recovering from a substantial early month selloff. The Fund’s long positions during the earlier part of the month resulted in losses. The Australian dollar finished the month 1.2% higher, while the British pound finished 2.0% higher. The Fund’s long positions in the U.S. dollar led to a loss. December wheat contracts plunged, losing 17.5% as the global recession continued to destroy demand. The Fund’s short positions in the grains sector produced gains. London copper added 3.7%, while lead also rose 8.9% as Chinese auto sales soared. London nickel finished up 10% as Chinese imports for the first 4 months of 2009 exceeded 2008 levels by 16%. The Fund’s short positions in the metals sector resulted in losses. U.S. August crude oil futures added 4.1% despite rising inventories as Chinese buying supported values. The Fund’s short positions in the energy sector produced losses. August gold futures finished the month 5.4% lower based on positive sentiment associated with better than expected U.S. employment figures and positive retail sales. The Fund’s long gold position led to a loss. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have a substantial influence on this month’s overall negative performance.
In May, world bond markets traded dramatically lower as burgeoning budget deficits led to heavy bond issuance, foreshadowing long-term inflation. U.S. 30-year bond futures, German Bund futures, and Japanese 10-year bond futures traded to their lowest levels since November 2008. The Fund’s long positions in the bonds sector resulted in losses. Emerging market strength contributed to a steep selloff in U.S. treasuries, resulting in a 6.2% loss for the U.S. dollar index. The Brazilian real and the Australian dollar were up 10% and 13.2%, respectively, against the U.S. dollar. The Fund’s long positions in the U.S. dollar produced losses. Despite crude demand falling more than 7.5% from last year, inventories declined, leading to a 24.8% gain for July crude futures. The Fund’s short positions in this sector incurred relatively large losses. August gold futures rallied steadily throughout the month of May, finishing 9.6% higher at $980. The Fund’s long gold position produced substantial gains. Other market sectors did not reveal significant trends and did not have a significant influence on this month’s overall negative performance.
In April, the S&P 500 Index rose 9.4% led by bank stocks as (i) FAS 157-4 provided guidance for determining the fair value of assets and liabilities, including guidance on identifying circumstances that indicate an observed transaction used to determine fair value is not orderly and, therefore, is not indicative of fair value (ii) and strong earnings from favorable spreads created by cheap central bank liquidity supported values. The Fund’s short stock indices positions led to a relatively large loss. World bond markets tracked steadily lower in April as money flowed out of low yielding treasuries and into equities. The Fund’s long positions in the bonds sector produced an overall loss. The U.S. dollar index finished down 1.2% while the euro moved sideways as capital moved out of the U.S. and European Union amid unattractive treasury yields. The Hungarian forint, Polish zloty and Czech koruna gained 6.0%, 4.6% and 2.1%, respectively, against the U.S. dollar while the Australian dollar, Canadian dollar and Brazilian real finished up 5.0%, 5.5% and 5.7%, respectively, against the U.S. dollar. The Fund’s long positions in the U.S. dollar lead to an overall loss for the currency sector. Positive economic signals from the G20 meeting and the resulting rise in world equity markets were offset by rising inventories as global energy demand continued to contract. June natural gas prices continued lower, posting a 13.8% loss as storage increased to nearly 34% greater than a year ago and 23% greater than the five-year moving average. The Fund’s short positions in the energy sector produced a relatively large gain. June gold futures opened April with a 6.5% loss as assurances from the G-20 that the IMF/World Bank will receive $1.1 trillion in capital diminished the need for a safe haven from faltering financial markets. The precious metal moved sideways from there, straddling the $900 level, as news that the Chinese plan to continue building gold reserves was offset by poor physical demand data out of India. The Fund’s long gold position produced a loss. Other market sectors did not reveal significant trends and did not have a substantial influence on April’s overall negative performance.
For the second quarter of 2009, the most profitable market sector for the Fund on an overall basis was the interest rates sector, while the greatest losses resulted from the Fund’s positions in the currency sector.
OFF-BALANCE SHEET RISK
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses. Superfund Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open futures and other contracts at June 30, 2009.
CRITICAL ACCOUNTING POLICIES — VALUATION OF THE FUND’S POSITIONS
Superfund Capital Management believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The Fund uses the amortized cost method for valuing U.S. Treasury Bills, accordingly, the cost of securities plus accreted discount, or minus amortized premium, approximates fair value. The majority of the Fund’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency or swap contracts held by the Fund will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets will be valued on a daily basis using objective measures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to the Fund.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	There were no sales of unregistered securities during the quarter ended June 30, 2009.

(b)	Updated information required by Item 701(f) of Regulation S-K:
(1)	The use of proceeds information is being disclosed for Registration Statement No. 333-151632 declared effective on February 17, 2009.

(4)	(iv) As of June 30, 2009, the Fund sold $1,301,296 of Series A Units and $5,635,500 of Series B Units.

(v) As of June 30, 2009, the Fund incurred expenses for the account of the Fund totaling $78,335 of which $72,666 were paid to Superfund Capital Management and $5,669 were paid to Superfund USA.

(vi) Net offering proceeds to the Fund as of June 30, 2009 were $6,858,461.

(vii) As of June 30, 2009, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with the General Partner’s trading program totaled $6,858,461.

(c)	Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

There were no redemptions of units by investors during the period from April 1, 2009 (commencement of operations) through June 30, 2009. Prior to the commencement of operations, the initial capital balance of $2,000 in Series A and the initial capital balance of $2,000 in Series B were redeemed.

Item 3.	Defaults upon Senior Securities.
Not applicable.

Item 4.	Submissions of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None

Item 6.	Exhibits.
The following exhibits are included herewith:
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009	SUPERFUND GOLD, L.P. (Registrant) By: Superfund Capital Management, Inc. General Partner
	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Roman Gregorig
Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1