Form 10-Q
period 2009-09-30
SUPERFUND GOLD, L.P.
filed 2009-11-16
CIK 1433147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File number: 000-53764
SUPERFUND GOLD, L.P.

(Exact name of registrant as specified in charter)

Delaware	98-0574019 (Series A); 98-0574020 (Series B)

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Superfund Office Building P.O. Box 1479 Grand Anse St. George’s, Grenada
West Indies	Not applicable

(Address of principal executive offices)	(Zip Code)
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
Yes ☐     No ☑

PART I — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
     The following financial statements of Superfund Gold, L.P. — Series A are included in Item 1:

Page

Financial Statements

Statements of Assets and Liabilities as of September 30, 2009 (unaudited) and December 31, 2008	3

Condensed Schedule of Investments as of September 30, 2009 (unaudited)	4

Statements of Operations for the three months ended September 30, 2009 (unaudited) and for the period from April 1, 2009 (commencement of operations) through September 30, 2009 (unaudited)	5

Statements of Changes in Net Assets for the period from April 1, 2009 (commencement of operations) through September 30, 2009 (unaudited)	6

Statements of Cash Flows for the period from April 1, 2009 (commencement of operations) through September 30, 2009 (unaudited)	7

The following financial statements of Superfund Gold, L.P. — Series B are included in Item 1:

Page

Financial Statements

Statements of Assets and Liabilities as of September 30, 2009 (unaudited) and December 31, 2008	8

Condensed Schedule of Investments as of September 30, 2009 (unaudited)	9

Statements of Operations for the three months ended September 30, 2009 (unaudited) and for the period from April 1, 2009 (commencement of operations) through September 30, 2009 (unaudited)	10

Statements of Changes in Net Assets for the period from April 1, 2009 (commencement of operations) through September 30, 2009 (unaudited)	11

Statements of Cash Flows for the period from April 1, 2009 (commencement of operations) through September 30, 2009 (unaudited)	12

Notes to Series A and Series B Unaudited Financial Statements Dated September 30, 2009	13
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUPERFUND GOLD, L.P. — SERIES A
STATEMENT OF ASSETS AND LIABILITIES
September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS
US Government securities, at fair value (amortized cost of $749,842 as of September 30, 2009)	$749,842	$—
Due from brokers	931,931	—
Futures contracts purchased	160,815	—
Cash	757,442	2,000

Total assets	2,600,030	2,000

LIABILITIES
Futures contracts sold	2,137	—
Subscriptions received in advance	616,500	—
Incentive fee payable	4,197	—
Management fees payable	3,715	—
Fees payable	4,200	—

Total liabilities	630,749	—

NET ASSETS	$1,969,281	$2,000

Superfund Gold, L.P. Series A-1 Net Assets	$1,766,158	—

Number of units outstanding	1,759.522	—
Superfund Gold, L.P. Series A-1 Net Asset value per unit	$1,003.77	$—

Superfund Gold, L.P. Series A-2 Net Assets	$203,123	$—

Number of units outstanding	193.259	—
Superfund Gold, L.P. Series A-2 Net Asset value per unit	$1,051.04	$—

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2009 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 27, 2009 (amortized cost of $749,842), securities are held in margin accounts as collateral for open futures contracts	$750,000	38.1%	$749,842

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.9	16,931
Financial		0.6	11,024
Metals		6.7	132,860

Total futures contracts purchased		8.2	160,815

Futures Contracts Sold
Currency		0.0 *	725
Food & Fiber		(0.0)*	(537)
Indices		0.0 *	269
Metals		(0.1)	(2,594)

Total futures contracts sold		(0.1)	(2,137)

Total futures contracts, at fair value		8.1%	$158,678

Futures contracts by country composition
Australian		(0.1)%	$(2,469)
European Monetary Union		0.5	9,910
Great Britain		0.3	5,172
Japan		0.6	12,094
United States		6.8	133,103
Other		0.0 *	868

Total futures contracts by country		8.1%	$158,678

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
STATEMENTS OF OPERATIONS
(Unaudited)

		For the Period from
		April 1, 2009,
	Three Months	(commencement of
	Ended	operations) through
	September 30, 2009	September 30, 2009
Investment income
Interest income	$359	$637

Total income	359	637

Expenses
Management fee	9,787	16,361
Selling commissions	7,899	13,568
Incentive fee	4,213	4,213
Operating expenses	3,263	5,454
Brokerage commissions	3,645	5,791
Other	99	186

Total expenses	28,906	45,573

Net investment loss	(28,547)	(44,936)

Realized and unrealized gain on investments
Net realized gain on futures and forward contracts	19,551	50,007
Net change in unrealized appreciation on futures and forward contracts	196,861	158,678

Net gain on investments	216,412	208,685

Net increase in net assets from operations	$187,865	$163,749

Net increase in net assets from operations per unit (based upon weighted average number of units outstanding during period) for Series A-1	$103.03	$100.31

Net increase in net assets from operations per unit (based upon change in net asset value per unit during period) for Series A-1	$99.30	$84.27

Net increase in net assets from operations per unit (based upon weighted average number of units outstanding during period) for Series A-2	$118.20	$166.40

Net increase in net assets from operations per unit (based upon change in net asset value per unit during period) for Series A-2	$105.49	$131.54

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
STATEMENT OF CHANGES IN NET ASSETS
For the period from April 1, 2009 (commencement of operations)
through September 30, 2009 (Unaudited)

Increase in net assets from operations
Net investment loss	$(44,936)
Net realized gain on futures contracts	50,007
Net change in unrealized appreciation on futures Contracts	158,678

Net increase in net assets from operations	163,749

Capital share transactions
Issuance of Units	1,805,532
Redemption of non-unitized initial capital balance	(2,000)

Net increase in net assets from capital share transactions	1,803,532

Net increase in net assets	1,967,281

Net assets, beginning of period	2,000

Net assets, end of period	$1,969,281

Series A-1 Units, beginning of period	—
Issuance of Series A-1 Units	1,759.522
Redemption of Units	—

Series A-1 Units, end of period	1,759.522

Series A-2 Units, beginning of period	—
Issuance of Series A-2 Units	193.259
Redemption of Units	—

Series A-2 Units, end of period	193.259

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
STATEMENT OF CASH FLOWS
For the period from April 1, 2009 (commencement of operations)
through September 30, 2009 (Unaudited)

Cash flows from operating activities
Net increase in net assets from operations	$163,749
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(1,250,134)
Gross sales of U.S. government securities	500,000
Amortization of discounts and premiums	292
Due from brokers	(931,931)
Futures contracts sold	2,137
Futures contracts purchased	(160,815)
Incentive fee payable	4,197
Management fees payable	3,715
Fees payable	4,200

Net cash used in operating activities	(1,664,590)

Cash flows from financing activities
Subscriptions, net of change in subscriptions received in advance	2,422,032
Redemptions of non-unitized initial capital balance	(2,000)

Net cash provided by financing activities	2,420,032

Net increase in cash	755,442

Cash, beginning of period	2,000

Cash, end of period	$757,442

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
STATEMENT OF ASSETS AND LIABILITIES
September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS
US Government securities, at fair value (amortized cost of $2,699,417 as of September 30, 2009)	$2,699,417	$—
Due from brokers	3,348,793	—
Unrealized appreciation on open forward contracts	68,664	—
Futures contracts purchased	1,024,641	—
Cash	742,805	2,000

Total assets	7,884,320	2,000

LIABILITIES
Unrealized depreciation on open forward contracts	65,719	—
Futures contracts sold	134	—
Subscriptions received in advance	295,000	—
Management fees payable	14,109	—
Fees payable	14,216	—

Total liabilities	389,178	—

NET ASSETS	$7,495,142	$2,000

Superfund Gold, L.P. Series B-1 Net Assets	$5,684,871	—

Series B-1 Units outstanding	6,176.794	—

Superfund Gold, L.P. Series B-1 Net Asset value per Unit	$920.36	$—

Superfund Gold, L.P. Series B-2 Net Assets	$1,810,271	$—

Series B-2 Units outstanding	1,947.276	—
Superfund Gold Series, L.P. B-2 Net Asset value per Unit	$929.64	$—

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2009 (Unaudited)

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due November 27, 2009 (amortized cost of $2,699,417), securities are held in margin accounts as collateral for open futures and forwards	$2,700,000	36.0%	$2,699,417

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.9	68,664

Total unrealized appreciation on forward contracts		0.9	68,664

Unrealized depreciation on forward contracts
Currency		(0.9)	(65,719)

Total unrealized depreciation on forward contracts		(0.9)	(65,719)

Total forward contracts, at fair value		0.0 *	2,945

Futures contracts, at fair value
Futures Contracts Purchased
Currency		2.0	151,513
Financial		3.9	291,139
Food & Fiber		0.3	22,738
Indices		(0.0)*	(24)
Metals		7.5	559,275

Total futures contracts purchased		13.7	1,024,641

Futures Contracts Sold
Currency		0.5	38,404
Energy		(0.1)	(5,703)
Food & Fiber		0.6	47,926
Indices		0.1	8,901
Livestock		0.2	13,120
Metals		(1.3)	(102,782)

Total futures contracts sold		(0.0)*%	$(134)

Total futures contracts, at fair value		13.7%	$1,024,507

Futures and forward contracts by country composition
Australia		(0.3)%	$(22,275)
European Monetary Union		1.8	131,439
Great Britain		1.5	110,306
Japan		3.2	239,634
United States		7.3	550,824
Other		0.2	17,524

Total futures and forward contracts by country		13.7%	$1,027,452

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
STATEMENTS OF OPERATIONS
(Unaudited)

		For the Period from
		April 1, 2009
	Three Months	(commencement of
	Ended	operations) through
	September 30, 2009	September 30, 2009
Investment income
Interest income	$1,068	$1,643

Total income	1,068	1,643

Expenses
Brokerage commissions	43,199	68,769
Management fee	36,406	54,926
Selling commissions	24,046	34,436
Operating expenses	12,136	18,309
Other	602	1,617

Total expenses	116,389	178,057

Net investment loss	(115,321)	(176,414)

Realized and unrealized gain (loss) on investments
Net realized loss on futures and forward contracts	(265,496)	(519,638)
Net change in unrealized appreciation on futures and forward contracts	1,097,899	1,027,452

Net gain on investments	832,403	507,814

Net increase in net assets from operations	$717,082	$331,400

Net increase in net assets from operations per unit (based upon weighted average number of units outstanding during period) for Series B-1	$97.25	$67.76

Net increase in net assets from operations per unit (based upon change in net asset value per unit during period) for Series B-1	$83.35	$0.86

Net increase in net assets from operations per unit (based upon weighted average number of units outstanding during period) for Series B-2	$89.43	$35.31

Net increase in net assets from operations per unit (based upon change in net asset value per unit during period) for Series B-2	$88.42	$10.14

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
STATEMENT OF CHANGES IN NET ASSETS
For the period from April 1, 2009 (commencement of operations)
through September 30, 2009 (Unaudited)

Increase in net assets from operations
Net investment loss	$(176,414)
Net realized loss on futures and forward contracts	(519,638)
Net change in unrealized appreciation on futures and forward contracts	1,027,452

Net increase in net assets from operations	331,400

Capital share transactions
Issuance of Units	7,163,742
Redemption of non-unitized initial capital balance	(2,000)

Net increase in net assets from capital share transactions	7,161,742

Net increase in net assets	7,493,142

Net assets, beginning of period	2,000

Net assets, end of period	$7,495,142

Series B-1 Units, beginning of period	—
Issuance of Series B-1 Units	6,176.794
Redemption of Series B-1 Units	—

Series B-1 Units, end of period	6,176.794

Series B-2 Units, beginning of period	—
Issuance of Series B-2 Units	1,947.276
Redemption of Series B-2 Units	—

Series B-2 Units, end of period	1,947.276

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
STATEMENT OF CASH FLOWS
For the period from April 1, 2009 (commencement of operations)
through September 30, 2009 (Unaudited)

September 30, 2009
Cash flows from operating activities
Net increase in net assets from operations	$331,400
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Gross purchases of U.S. government securities	(3,850,212)
Gross sales of U.S. government securities	1,150,000
Amortization of discounts and premiums	795
Due from brokers	(3,348,793)
Unrealized appreciation on open forward contracts	(68,664)
Unrealized depreciation on open forward contracts	65,719
Futures contracts sold	134
Futures contracts purchased	(1,024,641)
Management fee	14,109
Fees payable	14,216

Net cash used in operating activities	(6,715,937)

Cash flows from financing activities
Subscriptions, net of change in subscriptions received in advance	7,458,742
Redemptions of initial non-unitized capital balance	(2,000)

Net cash provided by financing activities	7,456,742

Net increase in cash	740,805

Cash, beginning of period	2,000

Cash, end of period	$742,805

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A AND B
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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
The term of the Fund commenced on the day on which the Certificate of Limited Partnership was filed with the Secretary of State of the State of Delaware pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act and shall end upon the first to occur of the following: (i) receipt by Superfund Capital Management of an approval to dissolve the Fund at a specified time by Limited Partners owning Units representing more than fifty percent (50%) of the outstanding Units of each Series then owned by Limited Partners of each Series, notice of which is sent by certified mail return receipt requested to Superfund Capital Management not less than 90 days prior to the effective date of such dissolution; (ii) withdrawal, insolvency or dissolution of Superfund Capital Management or any other event that causes Superfund Capital Management to cease to be the general partner of the Fund, unless (a) at the time of each event there is at least one remaining general partner of the Fund who carries on the business of the Fund (and each remaining general partner of the Fund is hereby authorized to carry on the business of general partner of the Fund in such an event), or (b) within 120 days after such event Limited Partners of a Series holding a majority of Units of such Series agree in writing to continue the business of the Fund and such Series and to the appointment, effective as of the date of such event, of one or more general partners of the Fund and such Series; (iii) a decline in the aggregate net assets of each Series to less than $500,000 at any time following commencement of trading in the Series; or (iv) any other event which shall make it unlawful for the existence of the Fund to be continued or which requires termination of the Fund.
2. Basis of presentation and significant accounting policies
Basis of Presentation
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented.
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
Investment Transactions, Investment Income and Expenses
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
Superfund Capital Management has evaluated the application of Accounting Standards Codification (“ASC”) 740 to the Fund, and has determined whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The 2008 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Superfund Capital Management to make estimates and assumptions that affect the assets, liabilities, income and expenses, as well as the other disclosures in the financial statements. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
ASC 105.10.05
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105.10.05, “Generally Accepted Accounting Principles” (“ASC 105.10.05”). ASC 105.10.05 establishes the FASB ASC as the single source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions of ASC 105.10.05, the Fund has updated references to GAAP in its financial statements issued subsequent to September 15, 2009. The adoption of ASC 105.10.05 did not have any impact on the Fund’s results of operations, financial condition or cash flows.
ASC 810
In June 2009, the FASB issued ASC 810, Consolidation (“ASC 810”). ASC 810 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 is effective for annual reporting periods ending after November 15, 2009. Superfund Capital Management is currently evaluating the impact of ASC 810 on the Fund’s financial statements.

3. Fair Value Measurements
The Fund follows ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:
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
OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives that may be held by the Fund include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward positions are typically classified within level 2 of the fair value hierarchy. As of and during the quarter ended September 30, 2009, the Fund held no derivative contracts valued using level 3 inputs.
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
The following tables summarize the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2009:
Series A:

	Balance September
	30, 2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$749,842	$—	$749,842	$—
Futures contracts purchased	160,815	160,815	—	—

Total Assets Measured at Fair Value	$910,657	$160,815	$749,842	$—

LIABILITIES
Futures contracts sold	$2,137	$2,137	$—	$—

Total Liabilities Measured at Fair Value	$2,137	$2,137	$—	$—

Series B:

	Balance September
	30, 2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$2,699,417	$—	$2,699,417	$—
Unrealized appreciation on open forward contracts	68,664	—	68,664	—
Futures contracts purchased	1,024,641	1,024,641	—	—

Total Assets Measured at Fair Value	$3,792,722	$1,024,641	$2,768,081	$—

	Balance September
	30, 2009	Level 1	Level 2	Level 3
LIABILITIES
Unrealized depreciation on open forward contracts	$65,719	$—	$65,719	$—
Futures contracts sold	134	134	—	—

Total Liabilities Measured at Fair Value	$65,853	$134	$65,719	$—

4. Disclosure of derivative instruments and hedging activities
The Fund follows ASC 815, Disclosures about Derivative Instruments and Hedging Activities (“ASC 815”). ASC 815 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position.
Derivative instruments held by the Fund do not qualify as derivative instruments held as hedging instruments, as defined in ASC 815. Instead, the Fund includes derivative instruments in its trading activity. Per the requirements of ASC 815, the Fund discloses the gains and losses on its trading activities for both derivative and nonderivative instruments in the Statement of Operations for each Series.
The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the Statements of Assets and Liabilities as “unrealized appreciation or depreciation on open forward contracts and futures contracts purchased and futures contracts sold.” Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s trading profits and losses in the Statements of Operations.
Superfund Capital Management believes futures and forwards trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, including information related to the volume of the Fund’s derivative activity, is as follows:
Series A:

	As of September 30, 2009
	Long Positions Gross Unrealized				Short Position Gross Unrealized					Net Unrealized
		% of Net		% of Net		% of Net			% of Net	Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	assets		Losses	Assets	Open Positions

Currency	$16,931	0.9	$—	—	$725	0.0	*	$—	—	$17,656
Financial	14,101	0.7	(3,077)	(0.2)	—	—		—	—	11,024
Food & Fiber	—	—	—	—	—	—		(537)	(0.0) *	(537)
Indices	—	—	—	—	269	0.0	*	—	—	269
Metals	132,860	6.7	—	—	—	—		(2,594)	(0.1)	130,266

Totals	$163,892	8.3	$(3,077)	(0.2)	$994	0.0	*	$(3,131)	(0.1)	$158,678

*	Due to rounding

Series A’s trading results by market sector

	For the three months ended September 30, 2009
		Change in Net
	Realized Gain	Unrealized	Net Trading
	(Losses), Net	Gains (Losses)	Gains (Losses)

Foreign Exchange	$319	$—	$319
Currency	(1,437)	19,256	17,819
Financial	3,818	8,400	12,218
Food & Fiber	7,325	(6,800)	525
Indices	(3,514)	879	(2,635)
Metals	(9,430)	175,126	165,696
Energy	22,470	—	22,470

Total net trading gain (losses)	$19,551	$196,861	$216,412

	For the period from April 1, 2009 (commencement of
	operations), through September 30, 2009
		Change in Net
	Realized Gain	Unrealized	Net Trading
	(Losses), Net	Gains (Losses)	Gains (Losses)

Foreign Exchange	$244	$—	$244
Currency	(2,162)	17,656	15,494
Financial	(2,122)	11,024	8,902
Food & Fiber	7,551	(537)	7,014
Indices	(4,574)	269	(4,305)
Metals	28,600	130,266	158,866
Energy	22,470	—	22,470

Total net trading gains	$50,007	$158,678	$208,685

Series B:

	As of September 30, 2009
	Long Positions Gross Unrealized					Short Position Gross Unrealized
		% of Net			% of Net		% of Net		% of Net	Net Unrealized Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	assets	Losses	Assets	Open Positions

Foreign Exchange	$60,482	0.8		$—	—	$8,182	0.1	$(65,719)	(0.9)	$2,945
Currency	151,775	2.0		(262)	(0.0)*	41,719	0.6	(3,315)	(0.0)*	189,917
Financial	316,754	4.2		(25,615)	(0.3)	—	—	—	—	291,139
Food & Fiber	22,738	0.3		—	—	59,475	0.8	(11,549)	(0.2)	70,664
Indices	3,595	0.0	*	(3,619)	(0.0)*	11,245	0.2	(2,344)	(0.0)*	8,877
Metals	569,530	7.6		(10,255)	(0.1)	—	—	(102,782)	(1.4)	456,493
Livestock	—	—		—	—	13,210	0.2	(90)	(0.0)*	13,120
Energy	—	—		—	—	46,251	0.6	(51,954)	(0.7)	(5,703)

Totals	$1,124,874	14.9		$(39,751)	(0.4)	$180,082	2.5	$(237,753)	(3.2)	$1,027,452

*	Due to rounding

Series B’s trading results by market sector

	For the three months ended September 30, 2009
		Change in Net
	Realized Gain	Unrealized	Net Trading
	(Losses), Net	Gains (Losses)	Gains (Losses)

Foreign Exchange	$(50,573)	$12,372	$(38,201)
Currency	(187,617)	195,154	7,537
Financial	152,983	136,955	289,938
Food & Fiber	12,166	2,270	14,436
Indices	(179,128)	41,424	(137,704)
Metals	(223,855)	770,124	546,269
Livestock	32,080	2,080	34,160
Energy	178,448	(62,480)	115,968

Total net trading gains (losses)	$(265,496)	$1,097,899	$832,403

	For the period from April 1, 2009 (commencement of
	operations) through September 30, 2009
		Change in Net
	Realized Gain	Unrealized	Net Trading
	(Losses), Net	Gains (Losses)	Gains (Losses)

Foreign Exchange	$(55,975)	$2,945	$(53,030)
Currency	(268,331)	189,917	(78,414)
Financial	13,001	291,139	304,140
Food & Fiber	19,086	70,665	89,751
Indices	(189,612)	8,876	(180,736)
Metals	(123,105)	456,493	333,388
Livestock	15,790	13,120	28,910
Energy	69,508	(5,703)	63,805

Total net trading gains (losses)	$(519,638)	$1,027,452	$507,814

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

6. Allocation of net profits and losses
In accordance with the Fund’s Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.
Subscriptions received in advance represent cash received prior to the balance sheet date for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the following month.
7. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month end net assets (2.25% per annum) and ongoing offering expenses equal to one-twelfth of 0.75% of month end net assets (0.75% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus dated November 3, 2009, included within the Registration Statement on Form S-1 (File No. 333-151632 as subsequently supplemented), Superfund USA, Inc., an entity related to Superfund Capital Management by common ownership (“Superfund USA”), shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commissions” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds price of such Unit.
Superfund Capital Management will also be paid a monthly performance fee equal to 25% of any new appreciation without respect to interest income. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered.
8. Financial highlights
Financial highlights for the period April 1 (commencement of operations) through September 30 are as follows:

	2009
	Series A-1	Series A-2
Total return before incentive fees*	9.0%	13.3%
Incentive fees*	0.2%	1.0%

Total return after incentive fees*	9.2%	14.3%

Ratios to average partners’ capital **
Operating expenses before incentive fees	6.0%	4.3%
Incentive fees	0.2%	1.0%

Total expenses	6.2%	5.3%

Net investment loss	(5.9)%	(4.2)%

Net asset value per unit, beginning of period	$919.50	$919.50

Net investment loss	(30.11)	(27.41)
Net gain on investments	114.38	158.95

Net asset value per unit, end of period	$1,003.77	$1,051.04

Financial highlights for the period from April 1 (commencement of operations) through September 30 are as follows:

	2009
	Series B-1	Series B-2
Total return before incentive fees*	0.1%	1.1%
Incentive fees*	0.0%	0.0%

Total return after incentive fees*	0.1%	1.1%

Ratios to average partners’ capital **
Operating expenses before incentive fees	8.8%	6.1%
Incentive fees	0.0%	0.0%

Total expenses	8.8%	6.1%

Net investment loss	(8.7)%	(6.0)%

Net asset value per unit, beginning of period	$919.50	$919.50

Net investment loss	(37.27)	(26.06)
Net gain on investments	38.13	36.20

Net asset value per unit, end of period	$920.36	$929.64

*	Not annualized

**	Annualized, except for incentive fees
Financial highlights for the period July 1 through September 30 are as follows:

	2009
	Series A-1	Series A-2
Total return before incentive fees*	11.2%	12.0%
Incentive fees*	0.2%	0.8%

Total return after incentive fees*	11.0%	11.2%

Ratios to average partners’ capital **
Operating expenses before incentive fees	6.2%	4.6%
Incentive fees	0.2%	0.8%

Total expenses	6.4%	5.4%

Net investment loss	(6.1)%	(4.5)%

Net asset value per unit, beginning of period	$904.47	$945.55

Net investment loss	(16.52)	(19.26)
Net gain on investments	115.82	124.75

Net asset value per unit, end of period	$1,003.77	$1,051.04

Financial highlights for the period July 1 through September 30 are as follows:

	2009
	Series B-1	Series B-2
Total return before incentive fees*	10.0%	10.5%
Incentive fees*	0.0%	0.0%

Total return after incentive fees*	10.0%	10.5%

Ratios to average partners’ capital **
Operating expenses before incentive fees	8.1%	5.8%
Incentive fees	0.0%	0.0%

Total expenses	8.1%	5.8%

Net investment loss	(8.0)%	(5.8)%

Net asset value per unit, beginning of period	$837.01	$841.22

Net investment loss	(17.24)	(12.39)
Net gain on investments	100.59	100.81

Net asset value per unit, end of period	$920.36	$929.64

*	Not annualized

**	Annualized, except for incentive fees

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
For Series A, gross unrealized gains and losses related to exchange traded futures were $164,886 and ($6,208), respectively at September 30, 2009.
For Series B, gross unrealized gains and losses related to exchange traded futures were $1,236,292 and ($211,785), respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $68,664 and ($65,719), respectively, at September 30, 2009.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., Newedge Alternative Strategies, Inc., and Rosenthal Collins Group LLC.
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
The majority of these futures and forwards mature within one year of September 30, 2009. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
Limited Partners may request any or all of their investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000. A request for less than a full redemption that would reduce a Limited Partner’s remaining investment to less than $5,000 will be treated as a request for full redemption. Limited Partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the effective date of the redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay, and Limited Partners will be paid their pro rata portion of the redemption amount not subject to defaults or delays.
11. Subsequent events
Management has evaluated the impact of all subsequent events on the Fund through November 16, 2009, the date the financial statements were issued, and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended September 30, 2009, subscriptions totaling $2,032,479 have been accepted and no redemptions were made over the same period. The Fund is a commodity pool which will trade pursuant to Superfund Capital Management’s diversified futures and forward trend-following trading program while maintaining an investment in gold approximately equal to the total capital of each Series as of the beginning of operations and, thereafter, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is denominated in U.S. dollars, from the value of the U.S. dollar relative to gold, essentially denominating the Series’ net asset value in terms of gold.
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
RESULTS OF OPERATIONS
Three Months ended September 30, 2009
Series A:
Net results for the quarter ended September 30, 2009 were a gain of 10.98% in the net asset value per Unit of Series A-1 units and a gain of 11.16% in the net asset value per Unit of Series A-2. In this period, Series A experienced a net increase in net assets from operations of $187,865. This increase consisted of interest income of $359, trading gains of $216,412, and total expenses of $28,906. Expenses included $9,787 in management fees, $3,263 in operating expenses, $7,899 in selling commissions (for Series A-1 Units), $3,645 in brokerage commissions, $4,213 in incentive fees, and $99 in other expenses. At September 30, 2009, the net asset value per Unit of Series A-1 was $1,003.77 and the net asset value per Unit of Series A-2 was $1,051.04.
Series B:
Net results for the quarter ended September 30, 2009 were a gain of 9.96% in the net asset value per Unit of Series B-1 units and a gain of 10.51% in the net asset value per Unit of Series B-2. In this period, Series B experienced a net increase in net assets from operations of $717,082. This increase consisted of interest income of $1,068, trading gains of $832,403, and total expenses of $116,389. Expenses included $36,406 in management fees, $12,136 in operating expenses, $24,046 in selling commissions (for Series B-1 Units), $43,199 in brokerage commissions, and $602 in other expenses. At September 30, 2009, the net asset value per Unit of Series B-1 was $920.36 and the net asset value per Unit of Series B-2 was $929.64.
Fund results for 3rd Quarter 2009:
In September, world bond markets finished on the upside after better than expected economic data was discounted as several global central banks weighed the withdrawal of economic stimulus packages. These conditions led the Fund’s long positions in the bond sector to an overall gain. Global short-term interest rate futures continued their strong upward trend as inflation fears weakened and sustainability of the economic recovery came into question. Three month eurodollar futures extended their upside move after the Federal Open Market Committee kept rates at record lows in an effort to combat a 26-year high in unemployment. The Fund’s long positions produced gains in the interest rates sector. The U.S. dollar established new lows for the year in September, falling 2% as investors around the world aggressively borrowed the low yielding currency to finance purchases of assets in countries offering higher yields. Emerging South American currencies continued to shine due to their relatively high yields. The Colombian peso and Brazilian real finished 6.8% and 6.0% higher, respectively. The Fund’s short positions in the U.S. dollar led to gains in the currencies sector. November crude oil finished near unchanged as existing homes sales and consumer confidence came in well below expectations. Crude inventories continued to expand as demand remained weak. The Fund’s short energy positions produced losses on the month. December gold futures finished 5.9% higher, closing above the significant $1000 mark. December silver futures also attracted investment demand, finishing 11.6% higher on the month. The Fund’s long metals positions produced an overall gain.
In August, world bond markets moved steadily higher as perceptions surrounding economic data shifted. U.S. Treasury bonds attracted steady buying in the latter half of the month as retail sales missed forecasts and producer prices fell more than expected. These developments led the Fund’s long positions in the interest rate sector to an overall gain. The U.S. dollar remained near its lows for the year as risk appetite remained elevated, while the British pound and Canadian dollar finished down 2.5% and 1.1%, respectively. The Fund’s short positions in U.S. dollar led to an overall gain. Crude oil finished down 1.7%, while natural gas lost 23.3%. The Fund’s short positions in the energy sector lead to an overall gain. October gold continued to trade sideways between $900-$1000, while London copper, nickel and lead finished 12.6%, 6.7% and 12.2% higher, respectively. The Fund’s short positions in the metals sector led to an overall loss. Hog futures continued their steady drive lower, finishing down 10.5%. Sugar and coffee finished 30.1% and 7.6% higher, respectively. The Fund’s mix of long and short positions in the agriculture sector resulted in an overall gain.
In July, global stock markets continued to advance as many markets rose to new multi-month highs. China’s Shenzen 300 finished 15% higher, while Germany’s DAX, London’s FTSE and France’s CAC40 established new highs, rising between 8% and 11%. Short positions in the stock indices sector produced relatively large losses for the month. The Canadian dollar surged, finishing 7% higher, and the Norwegian krona, Brazilian real and Australian dollar finished 5%, 4.4% and 3.6% higher, respectively. These conditions led the Fund’s long positions in the U.S. dollar to an overall loss. Gold gained slightly in July as investors continued to search for conviction on short-term price action. U.S. dollar weakness combined with an inflationary Producer Price Index report caused December gold futures to experience a 2.8% gain. Industrial metals continued to trend higher with London copper leading the way, finishing 15.2% higher. The Fund’s short positions in metals led to an overall loss.
For the third quarter of 2009, the most profitable market sector for the Fund on an overall basis was the interest rates sector, while the greatest losses resulted from the Fund’s positions in the stock indices sector.
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
In April, the S&P 500 Index rose 9.4% led by bank stocks as a relaxation of marked-to-market accounting rules in the U.S. and strong earnings from favorable spreads created by cheap central bank liquidity supported values. The Fund’s short stock indices positions led to a relatively large loss. World bond markets tracked steadily lower in April as money flowed out of low yielding treasuries and into equities. The Fund’s long positions in the bonds sector produced an overall loss. The U.S. dollar index finished down 1.2% while the euro moved sideways as capital moved out of the U.S. and European Union amid unattractive treasury yields. The Hungarian forint, Polish zloty and Czech koruna gained 6.0%, 4.6% and 2.1%, respectively, against the U.S. dollar while the Australian dollar, Canadian dollar and Brazilian real finished up 5.0%, 5.5% and 5.7%, respectively, against the U.S. dollar. The Fund’s long positions in the U.S. dollar lead to an overall loss for the currency sector. Positive economic signals from the G20 meeting and the resulting rise in world equity markets were offset by rising inventories as global energy demand continued to contract. June natural gas prices continued lower, posting a 13.8% loss as storage increased to nearly 34% greater than a year ago and 23% greater than the five-year moving average. The Fund’s short positions in the energy sector produced a relatively large gain. June gold futures opened April with a 6.5% loss as assurances from the G-20 that the IMF/World Bank will receive $1.1 trillion in capital diminished the need for a safe haven from faltering financial markets. The precious metal moved sideways from there, straddling the $900 level, as news that the Chinese plan to continue building gold reserves was offset by poor physical demand data out of India. The Fund’s long gold position produced a loss. Other market sectors did not reveal significant trends and did not have a substantial influence on April’s overall negative performance.
For the second quarter of 2009, the most profitable market sector for the Fund on an overall basis was the interest rates sector, while the greatest losses resulted from the Fund’s positions in the currency sector.
OFF-BALANCE SHEET RISK
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures and forward interests positions of the Fund at the same time, and if Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses. Superfund Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contacts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open futures and other contracts at September 30, 2009.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
ASC 105.10.05
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105.10.05, “Generally Accepted Accounting Principles” (“ASC 105.10.05”). ASC 105.10.05 establishes the FASB ASC as the single source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions of ASC 105.10.05, the Fund has updated references to GAAP in its financial statements issued subsequent to September 15, 2009. The adoption of ASC 105.10.05 did not have any impact on the Fund’s results of operations, financial condition or cash flows.
ASC 810
In June 2009, the FASB issued ASC 810, Consolidation. ASC 810 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 is effective for annual reporting periods ending after November 15, 2009. Superfund Capital Management is currently evaluating the impact of ASC 810 on the Fund’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4T. CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to the Fund.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.
Item 1A. Risk Factors
Not required.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	There were no sales of unregistered securities during the quarter ended September 30, 2009.

(b)	Updated information required by Item 701(f) of Regulation S-K:
(1)	The use of proceeds information is being disclosed for Registration Statement No. 333-151632 declared effective on February 17, 2009.

(4)	(iv) As of September 30, 2009, the Fund sold $1,805,532 of Series A Units and $7,163,742 of Series B Units.
(v)	As of September 30, 2009, the Fund incurred expenses for the account of the Fund totaling $223,630 of which $175,626 were paid to Superfund Capital Management and $48,004 were paid to Superfund USA.

(vi)	Net offering proceeds to the Fund as of September 30, 2009 were $8,745,644.

(vii)	As of September 30, 2009, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with Superfund Capital Management’s trading program totaled $8,745,644.
(c)	Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. For the quarter ended September 30, 2009, no redemptions were made.

The following tables summarize the redemptions by investors during the three months ended September 30, 2009:

Series A-1:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2009	0	922.58
August 31, 2009	0	932.60
September 30, 2009	0	1,003.77

	0

Series A-2:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2009	0	966.10
August 31, 2009	0	978.13
September 30, 2009	0	1,051.04

	0

Series B-1:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2009	0	795.22
August 31, 2009	0	833.74
September 30, 2009	0	920.36

	0

Series B-2:

Month	Units Redeemed	NAV per Unit ($)
July 31, 2009	0	800.56
August 31, 2009	0	840.74
September 30, 2009	0	929.64

	0

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

Date: November 16, 2009	SUPERFUND GOLD, L.P. (Registrant) By: Superfund Capital Management, Inc. General Partner
	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Roman Gregorig
Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1