Form 10-K
period 2009-12-31
SUPERFUND GOLD, L.P.
filed 2010-03-31
CIK 1433147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-53764
SUPERFUND GOLD, L.P.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0574019 (Series A); 98-0574020 (Series B)

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

SUPERFUND OFFICE BUILDING P.O. BOX 1479 GRAND ANSE ST. GEORGE’S, GRENADA WEST INDIES	Not applicable

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (473) 439-2418
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
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
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated November 3, 2009, included within the Registration Statement on Form S-1 (File No. 333-151632), is incorporated by reference into Item 1 and Item 5.

PART I
Item 1. Business.
(a) General Development of Business
     Superfund Gold, L.P., (the “Fund”), is a limited partnership which was organized on March 19, 2008, under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Second Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund has issued two series of units of limited partnership interest (“Units”), each with a subseries, Series A-1/A-2 and Series B-1/B-2 (each a “Series”). Series A-1/A-2 and Series B-1/B-2 are traded and managed the same way, with the exception of the degree of leverage. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forwards markets. Specifically, the Fund trades a portfolio of more than 120 futures and forwards markets using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold. The general partner and trading manager of the Fund is Superfund Capital Management, Inc., formerly known as Quadriga Capital Management, Inc. (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is subject to the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission (the “CFTC”), and the rules of the National Futures Association (the “NFA”).
     The Fund originally filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) for the sale of 200,000 Units, which registration statement was declared effective on February 17, 2009. The Unit selling price during the initial offering period, which ended on March 31, 2009, was the dollar price per ounce of gold established by the gold pool members of the London Bullion Market Association of the London A.M. fixing on the day the Fund began trading and investment activities. Since April 1, 2009, Units have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The selling price per Unit during the continuing offering period is the net asset value per Unit as of the last business day of the month in which the subscription is accepted.
     In the initial and continuing offering periods through December 31, 2009, subscriptions totaling $2,329,296 in Series A-1, $854,734 in Series A-2, $6,340,554 in Series B-1, and $2,468,750 in Series B-2 had been accepted and redemptions over the same period totaled $18,559 in Series A-1 and $19,787 in Series B-2. There were no redemptions of Series A-2 or Series B-1 Units during this period.
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
(b) Financial Information about Industry Segments
     The Fund’s business constitutes only one segment, i.e., a speculative commodity pool. The Fund does not engage in sales of goods or services. Financial information regarding the Fund’s business is set forth in the Fund’s financial statements included as Exhibit 13.01 to this report.
(c) Narrative Description of the Business
     A description of the business of the Fund, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Fund’s Prospectus dated November 3, 2009, under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges” and such description is incorporated herein by reference from the Prospectus.
     The Fund conducts its business in one industry segment: the speculative trading of futures and forward markets and options thereon. The Fund is a market participant in the “managed futures” industry. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds, such as the Fund, (b) trading advisors, which make the specific trading decisions, and

(c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Fund has no employees, and does not engage in the sale of goods or services.
     The Fund trades on domestic and international exchanges in more than 120 futures and forward markets. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, essentially denominating the Series’ net asset value in terms of gold. Trading decisions are made using a fully-automated, proprietary, computerized trading system which emphasizes instruments with low correlation and high liquidity for order execution. The particular contracts traded by the Fund will vary from time to time.
     The Fund may, in the future, experience increased competition for the commodity futures and other contracts in which it trades. Superfund Capital Management will recommend similar or identical trades for other accounts under its management. Such competition may also increase due to what Superfund Capital Management believes is an increasing utilization of computerized trading methods similar in general to those used by Superfund Capital Management.
     Under the Commodity Exchange Act, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers.” The Commodity Exchange Act requires “commodity pool operators” such as Superfund Capital Management and commodity brokers or “futures commission merchants” such as the Fund’s commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. Superfund Capital Management and the Fund’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Superfund Capital Management’s registration as a commodity pool operator was terminated or suspended, Superfund Capital Management would be unable to continue to manage its business or the Fund. Should Superfund Capital Management’s registration be suspended, termination of the Fund might result.
     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund may also trade in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.
(d) Financial Information about Geographic Areas
     The Fund does not engage in sales of goods or services or own any long-lived assets. Therefore this item is not applicable.
Item 1A. Risk Factors.
     Not required.
Item 1B. Unresolved Staff Comments.
     Not required.
Item 2. Properties.
     The Fund does not own or use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and U.S. Treasury Bills.
Item 3. Legal Proceedings.
     None.
Item 4. (Removed and Reserved)
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Information
     There is no trading market for the Units, and none is likely to develop. Units may be redeemed upon five (5) business days prior notice to Superfund Capital Management at their net asset value as of the last day of the month in which the redemption request is received.

(b) Holders
     As of December 31, 2009, there were 77 holders of Series A-1 Units, 25 holders of Series A-2 Units, 143 holders of Series B-1 Units, and 39 holders of Series B-2 Units.
(c) Dividends
     Superfund Capital Management has sole discretion in determining what distributions, if any, the Fund will make to its Unitholders. Superfund Capital Management has not made any distributions as of the date hereof and has no present intention to make any.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
     None.
(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
     (A) There were no sales of unregistered securities during the year ended December 31, 2009.
     (B) Updated information required by Item 701(f) of Regulation S-K:
(1)	The use of proceeds information is being disclosed for Post-Effective Amendment No.1 to Registration Statement No. 333-151632 declared effective on November 3, 2009.
(4)	(iv) As of December 31, 2009, the Fund sold $2,329,296 of Series A-1 Units, $854,734 of Series A-2 Units, $6,340,554 of Series B-1 Units and $2,468,750 of Series B-2 Units.
(v) As of December 31, 2009, the Fund incurred expenses for the account of the Fund totaling $513,515 of which $421,578 were paid to Superfund Capital Management and $91,937 were paid to Superfund USA.
(vi) Net offering proceeds to the Fund as of December 31, 2009 were $11,479,819.
(vii) As of December 31, 2009, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with Superfund Capital Management’s trading program totaled $11,479,819.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.
     The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2009:
Series A-1:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
October 31, 2009	5.437	1,017.84
November 30, 2009	10.723	1,221.76
December 31, 2009	0	1,056.90

Total	16.160

Series A-2:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
October 31, 2009	0	1,067.55
November 30, 2009	0	1,282.61
December 31, 2009	0	1,111.40

Total	0

Series B-1:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
October 31, 2009	0	822.88
November 30, 2009	0	1,100.60
December 31, 2009	0	873.68

Total	0

Series B-2:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
October 31, 2009	11.887	832.57
November 30, 2009	0	1,115.42
December 31, 2009	11.151	886.92

Total	23.038

Item 6. Selected Financial Data.
     Not required.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     The Fund commenced the offering of Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the period from April 1, 2009, through December 31, 2009, subscriptions totaling $2,329,296 in Series A-1, $854,734 in Series A-2, $6,340,555 in Series B-1, and $2,468,750 in Series B-2 had been accepted and redemptions over the same period totaled $18,559 in Series A-1 and $9,897 in Series B-2. There were no redemptions of Series A-2 and Series B-1 Units during this period.
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
     Other than these limitations on liquidity, which are inherent in the Fund’s futures and forward trading operations, the Fund’s assets are expected to be highly liquid.
Capital Resources
     The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowings. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Results of Operations
2009
Series A:
Net results for the period from April 1, 2009, through December 31, 2009, were a gain of 14.9% in net asset value for Series A-1 and a gain of 20.9% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $268,884. This net increase consisted of interest income of $1,039, trading gains of $414,379, and total expenses of $146,534. Expenses included $34,624 in management fees, $11,541 in operating expenses, $25,361 in selling commissions, $55,524 in incentive fees, $19,190 in brokerage commissions, and $294 in other expenses. At December 31, 2009, the net asset value per Unit of Series A-1 was $1,056.90 and of Series A-2 was $1,111.40.
Series B:
Net results for the period from April 1, 2009, through December 31, 2009, were a loss of 5.0% in net asset value for Series B-1 and a loss of 3.5% in net asset value for Series B-2. In this period, Series B experienced a net decrease in net assets from operations of $69,940. This net decrease consisted of interest income of $2,762, trading gains of $294,279, and total expenses of $366,981. Expenses included $104,512 in management fees, $34,838 in operating expenses, $66,576 in selling commissions, $158,980 in brokerage commissions, and $2,075 in other expenses. At December 31, 2009, the net asset value per Unit of Series B-1 was $873.68 and of Series B-2 was $886.92.
Fund results for 4th Quarter 2009:
In December, equities ended the year on a rally that began in March. Economic data improved as stimulus measures took hold in the second half of the year. A mixture of long and short positions in the stock indices sector produced an overall gain for the Fund for the month. U.S. bonds sold off at the end of the year as the economic recovery gained momentum on improving unemployment, retail sales, and housing figures. European bonds also rallied from their June lows as the global recovery spread. A mixture of long and short positions in the bond sector led to a loss for the Fund for the month. Front-month Eurodollar futures retreated from record highs as better than expected employment data and rising inflation readings in the U.S. increased speculation that monetary policy may tighten sooner than anticipated. The Fund’s long positions in the interest rate sector led to an overall loss for the month. Front month U.S. dollar index futures finished 2009 with a 3.9% rally in December, while the euro lost 4.4%. The Fund’s short positions in the U.S. dollar resulted in a relatively large loss for the month. Front-month gold futures posted a 7.2% loss in December. The Fund’s long position in the metals sector resulted in an overall loss for the month. Front-month natural gas futures finished up more than 12.0% in December to finish the year near unchanged. A mixture of long and short positions in the energy markets produced a loss for the Fund for the month.
In November, world bond markets rallied as a significant downward revision in U.S. gross domestic product (“GDP”) and the reemergence of global deflation supported buying. European bonds traded higher after Euro-zone producer prices declined on an annual basis for the ninth straight month as consumer prices fell for a fifth consecutive month. The Fund’s long positions in the bond sector produced an overall gain. Global short-term interest rate futures experienced a substantial rally in November after central banks signaled that historically low rates would extend well into the future. The Fund’s long positions in the interest rate sector led to an overall gain for the month. The U.S. dollar index posted another new low for the year in November, losing 1.9% as investors and central bankers alike continued to seek diversity from the U.S. dollar. Commodity-intensive currencies maintained their strong trends with the Australian and Canadian dollar and the Chilean peso moving 1.8%, 2.2% and 6.3% higher, respectively. The Fund’s short positions in the U.S. dollar led to an overall gain for the currencies sector for the month. January crude oil futures spent most of the first half of the month trading near or above the $80 level, finding support from a weak U.S. dollar. January natural gas moved lower most of the month, finishing with a loss of 10.1%. The Fund’s short positions in the energy sector led to an overall gain for the month. Gold opened the month sharply higher on news that the International Monetary Fund sold the equivalent of 8.0% of world annual mine production to the government of India in October. As a result, February gold rallied, finishing 13.5% higher. January silver and platinum joined the rally finishing 14.1% and 9.8% higher, respectively. A mixture of long and short positions in the metals sector led the Fund to an overall gain for the month.
In October, world equities continued to move higher early in the month before running out of steam late. Japan’s Nikkei 225 continued to lag, finishing the month down 0.9%, as an improving unemployment picture was unable to offset tepid growth. European equities markets, including those in Germany, France and the United Kingdom, sold off, finishing down 5.2%, 4.8% and 2.1%, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund for the month. World bond markets retracted from recent highs, finishing October significantly lower as early data conveyed a sense of sustainability to the overall recovery. A mixture of long and short positions in the bond sector led to an overall loss for the Fund for the month. U.S. dollar index futures established 14-month lows in October as investors throughout the world called into question the reserve status of the U.S. currency. The British pound recovered most of September’s month’s losses, finishing 2.7% higher, amid talk that the Bank of England might pause quantitative easing if economic growth continued to improve. The Brazilian real added another 0.3%. The Fund’s long positions in the U.S. dollar produced an overall loss in the currencies sector. December corn and November soybean futures finished 6.4% and 5.5% higher, respectively, finding support as unseasonably cool and wet weather in the U.S. complicated late development and harvest of the crop. A mixture of long and short positions in the grains sector produced an overall loss for the Fund for the month. December gold futures rose sharply in early October, posting all-time highs above $1,070 per ounce as concerns mounted over the stability of the U.S. dollar as the world’s reserve currency. The Fund’s gold position produced an overall gain for the month. Silver and copper finished the month 7.0% and 4.8% higher, respectively. A mixture of long and short positions led the metals sector to an overall loss for the Fund on the month. Sugar futures fell 10.1% as signs emerged that physical buyers were slowing purchases following the establishment of 28-year highs in September. December hogs rose sharply, finishing 15.0% higher, amid an improved export outlook after restrictions were lifted for U.S. pork exports to Russia and China. December cotton futures added 7.8%, posting new one-year highs as crop conditions worsened in the U.S. cotton harvest stood at only 19.0% complete as the Mississippi Delta region (99% of production) continued to be pounded by rain. December NY cocoa finished 5.1% higher on the month. A mixture of long and short positions in the agricultural sector led to an overall loss for the Fund on the month.
For the fourth quarter of 2009, the most profitable market group overall was the metals sector, while the greatest losses were attributable to positions in the currency sector.
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
Fund results for 2nd Quarter 2009:
In June, U.S. stock indices finished near unchanged, while most Asian stock indices finished higher; Hong Kong’s Chinese Enterprise Index rose 6.1%. The Fund’s short positions in the stock indices sector experienced a loss. World bond markets reversed early month lows by month-end, finishing higher as improving bond yields and a stagnating equity rally attracted buyers. The Fund’s long positions in the bonds sector led to a gain. U.S. and European short-term interest rate futures finished slightly higher in June, recovering from a substantial early month selloff. The Fund’s long positions during the earlier part of the month resulted in losses. The Australian dollar finished the month 1.2% higher, while the British pound finished 2.0% higher. The Fund’s long positions in the U.S. dollar led to a loss. December wheat contracts plunged, losing 17.5% as the global recession continued to destroy demand. The Fund’s short positions in the grains sector produced gains. London copper added 3.7%, while lead also rose 8.9% as Chinese auto sales soared. London nickel finished up 10% as Chinese imports for the first 4 months of 2009 exceeded 2008 levels by 16%. The Fund’s short positions in the metals sector resulted in losses. U.S. August crude oil futures added

4.1% despite rising inventories as Chinese buying supported values. The Fund’s short positions in the energy sector produced losses. August gold futures finished the month 5.4% lower based on positive sentiment associated with better than expected U.S. employment figures and positive retail sales. The Fund’s long gold position led to a loss. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have a substantial influence on this month’s overall negative performance.
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
     In addition to market risk, in entering into futures and forward contracts, there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.
Off-Balance Sheet Arrangements
     The Fund does not engage in off-balance sheet arrangements with other entities.
Contractual Obligations
     The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B, each present a Condensed Schedule of

Investments setting forth net unrealized appreciation and depreciation of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2009.
Critical Accounting Policies — Valuation of the Fund’s Positions
     Superfund Capital Management believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The majority of the Fund’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Fund will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets will be valued on a daily basis using objective measures.
Recently Issued Accounting Pronouncements
ASC 105.10.05
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105.10.05, Generally Accepted Accounting Principles (“ASC 105.10.05”). ASC 105.10.05 establishes FASB ASC as the single source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions of ASC 105.10.05, the Fund has updated references to GAAP in its financial statements issued subsequent to September 15, 2009. The adoption of ASC 105.10.05 did not have any impact on the Fund’s results of operations, financial condition or cash flows.
ASU 2010-06
     In January 2010, FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items as gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). Superfund Capital Management is currently evaluating the impact of ASU 2010-06 on the Fund’s financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market risk.
     Not required.
Item 8. Financial Statements and Supplementary Data.
     Financial statements appear beginning on page 15 of this report. Supplementary data is not required.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls And Procedures.
Controls and Procedures
     Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in Superfund Capital Management’s internal controls with respect to the Fund or in other factors applicable to the Fund that could materially affect these controls subsequent to the date of their evaluation.
Changes in Internal Control over Financial Reporting
     Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
     Superfund Capital Management is responsible for establishing and maintaining adequate internal control over the Fund’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Superfund Capital Management’s internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Fund’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Fund’s financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with authorizations of Superfund Capital Management’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the Fund’s financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2009, Superfund Capital Management’s internal control over financial reporting with respect to the Fund is effective based on those criteria.
     This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Item 9B. Other Information.
     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not reported on Form 8-K.
PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.
Identification of Directors and Executive Officers
     The Fund has no directors or executive officers. The Fund has no employees and it is managed by Superfund Capital Management in its capacity as general partner. Superfund Capital Management has been registered with the CFTC as a commodity pool operator since May 2001. Its main business address is Superfund Office Building, P.O. Box 1479, Grand Anse, St. George’s, Grenada, West Indies, (473) 439-2418. Superfund Capital Management’s directors and executive officers are as follows:
     NIGEL JAMES, age 29, was appointed as President of Superfund Capital Management on July 13, 2006 and was registered as a principal and associated person with Superfund Capital Management on November 28, 2006, and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.
     ROMAN GREGORIG, age 46, is Vice President and Principal Financial Officer of Superfund Capital Management. Mr. Gregorig has been a Director of Superfund Capital Management as well as its Audit Committee Financial Expert and Principal Accounting Officer since March 3, 2006 and was registered as principal of Superfund Capital Management on June 26, 2007. Mr. Gregorig became a licensed tax advisor in July 1993 and subsequently worked as a partner at Treufinanz Wirtschaftstreuhand GmbH, an Austrian accounting firm, until November 2000. In December 2000, Mr. Gregorig became licensed to perform auditing services by the Austrian Chamber of Conventional Trustees. Also in December 2000, he founded Gregorig Consulting GmbH, specializing in providing accounting and tax consulting services to companies in the financial sector, which he sold in April 2005. Mr.Gregorig spent May 2005 preparing for his transition to the Superfund group of affiliated entities. Since June 2005, Mr. Gregorig has served in various oversight positions for multiple member companies of the Superfund group of affiliated companies. Mr. Gregorig graduated from the Academy of Commerce in Vienna, Austria, in March 1986. Mr. Gregorig is a citizen of Austria.
     CHRISTIAN BAHA, age 41, is Superfund Capital Management’s founder and sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was registered as a principal of Superfund USA, Inc., a registered broker-dealer and a CFTC registered commodity pool operator on August 13, 2009. He is also an associated person and principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, positions which he has held since July 23, 1999 and June 24, 1997, respectively. He became registered as a principal of Superfund Capital Management on May 9, 2001, registered as a principal of Superfund Advisors Inc. on November 20, 2009, and was registered as an associated person of Superfund Capital Management from May 9, 2001, until February 17, 2009. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.
Identification of Certain Significant Employees
     None.
Family Relationships
     None.
Business Experience
     See “Identification of Directors and Executive Officers,” above.
Involvement in Certain Legal Proceedings
     There has never been a material administrative, civil or criminal order, judgment, decree or finding against Superfund Capital Management or any of its directors, executive officers, promoters or control persons.
Promoters and Control Persons
     Superfund Capital Management is the sole promoter and control person of the Fund.
Code of Ethics
     The Fund has no employees, officers or directors and is managed by Superfund Capital Management. Superfund Capital Management has adopted a code of ethics that applies to its principal executive officer, principal financial officer and its principal accounting officer. A copy of the code of ethics may be obtained at no charge by written request to the corporate secretary of Superfund Capital Management, Superfund Office Building, P.O. Box 1479, Grand Anse, St. George’s, Grenada, West Indies.
Board of Director Nominees
     Not applicable.
Audit Committee Financial Expert
     The Board of Directors of Superfund Capital Management, in its capacity as the audit committee for the Fund, has determined that Roman Gregorig qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations for the SEC. He is not independent of management.
Item 11. Executive Compensation.
     The Fund has no employees, officers or directors and is managed by Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 2.25% of month-end net assets (2.25% per annum), ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance fee equal to 25% of any new appreciation without respect to interest income or any changes in net asset value due changes in value of the Fund’s dollar for dollar gold position. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered. In addition, Superfund Asset Management Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, Inc., an entity related to Superfund Capital Management by common ownership (“Superfund USA”), shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commissions” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds price of such Unit. Each Series and Superfund USA may retain additional selling agents to assist with the placement of the Units. Superfund USA will pay all or a portion of the selling commission described above which it receives in respect of the Units sold by the additional selling agents to the additional selling agents effecting the sales.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Securities Authorized for Issuance under Equity Compensation Plan
     None.
Security Ownership of Certain Beneficial Owners
     The Fund knows of no person who beneficially owns more than 5% of the voting Units of any Series.
Security Ownership of Management
     As of December 31, 2009, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2009, Superfund Capital Management owned 1,087.548 Units of Series A-1 (non-voting), representing 33.47% of the total issued Units of Series A-1, and 1,087.548 Units of Series B-1, representing 10.88% of the total issued Units of Series B-1 (non-voting), having a combined value of $2,099,598. Christian Baha is the holder of all of the equity of Superfund Capital Management.
Changes in Control
     None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     See “Item 10 Directors, Executive Officers and Corporate Governance of The Registrant, “Item 11, Executive Compensation” and “Item 12, Security Ownership of Certain Beneficial Owners and Management.” In 2009, the Series A management fee totaled $34,624, the Series A selling commissions totaled $25,361, the Series A incentive fee totaled $55,524 and the Series A brokerage commissions totaled $19,190. In 2009, the Series B management fee totaled $104,512, the Series B selling commissions totaled $66,576, and the Series B brokerage commissions totaled $158,980.
Item 14. Principal Accounting Fees and Services.
Audit Fees
     The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2009, and December 31, 2008, were approximately $109,475 and $25,000, respectively.
Audit-Related Fees
     There were no audit-related fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2009, and December 31, 2008.
Tax Fees
     There were no fees for tax compliance, tax advice or tax planning rendered by Deloitte & Touche LLP for the years ended December 31, 2009, and December 31, 2008.
All Other Fees
     There were no other fees for products or services provided by Deloitte & Touche LLP for the years ended December 31, 2009, and December 31, 2008.
Pre-Approval Policies
     The Board of Directors and Audit Committee of Superfund Capital Management approved all of the services described above. The Board of Directors and Audit Committee have determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors pre-approves all audit and non-audit services and all engagement fees and terms.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	The Following documents are filed as part of this report:
(1)	Financial Statements beginning on page 15 hereof.

(2)	Financial Statement Schedules:
     Financial statement schedules have been omitted because they are not required or because equivalent information has been included in the financial statements or notes thereto.
(3)	Exhibits as required by Item 601 of Regulation S-K.

The following exhibits are included herewith.

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

The following exhibits are incorporated by reference herein from the exhibit of the same description and number filed on November 3, 2009, with Post-Effective Amendment No. 1 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-151632).

3.02	Form of Second Amended and Restated Limited Partnership Agreement of the Registrant.
10.02	Form of Subscription Agreement.

The following exhibits are incorporated by reference herein from the exhibit of the same description and number filed on February 13, 2009, with Amendment No. 3 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-151632).

3.01	Certificate of Limited Partnership of the Registrant.
10.01	Form of Administration Agreement between the Registrant and the Administrator.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Superfund Gold, L.P. — Series A and Series B:
We have audited the accompanying statements of assets and liabilities of Superfund Gold, L.P. — Series A and Series B (the “Fund”), including the condensed schedules of investments, as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets, and cash flows for the period from April 1, 2009 (commencement of operations) through December 31, 2009. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the period from April 1, 2009 (commencement of operations) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/S/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 31, 2010

SUPERFUND GOLD, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2009, and December 31, 2008

	December 31, 2009	December 31, 2008
ASSETS

US Government securities, at fair value (amortized cost $1,549,939 as of December 31, 2009)	$1,549,939	$—

Due from brokers	1,794,485	—

Cash	1,739,581	2,000

Total assets	5,084,005	2,000

LIABILITIES

Futures contracts purchased	278,229	—

Futures contracts sold	3,078	—

Subscriptions received in advance	1,355,500	—

Management fees payable	6,463	—

Fees payable	6,380	—

Total liabilities	1,649,650	—

NET ASSETS	$3,434,355	$2,000

Superfund Gold, L.P. Series A-1 Net Assets	$2,524,291	$—

Number of Units outstanding	2,388.395	—
Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,056.90	$—

Superfund Gold, L.P. Series A-2 Net Assets	$910,064	$—

Number of Units outstanding	818.846	—
Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,111.40	$—

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $1,549,939), securities are held in margin accounts as collateral for open futures and forwards	$1,550,000	45.1%	$1,549,939

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		(0.4)	(15,097)
Energy		(0.0)*	(1,336)
Financial		(0.3)	(8,773)
Food & Fiber		0.5	18,003
Indices		0.5	15,844
Metals
35 contracts of CMX Gold expiring February 2010		(6.8)	(263,040)
Other		(1.6)	(23,830)

Total Metals		(8.4)	(286,870)

Total futures contracts purchased		(8.1)	(278,229)

Futures Contracts Sold
Energy		(0.0)*	(780)
Financial		0.0 *	845
Food & Fiber		(0.1)	(2,063)
Livestock		(0.0)*	(1,080)

Total futures contracts sold		(0.1)	(3,078)

Total futures contracts, at fair value		(8.2)	(281,307)

Futures contracts by country composition
European Monetary Union		(0.4)	(14,015)
United States		(8.1)	(277,640)
Other		0.3	10,348

Total futures contracts by country		(8.2)%	$(281,307)

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
STATEMENT OF OPERATIONS
For the period from April 1, 2009 (commencement of
operations) through December 31, 2009

Investment income, interest	$1,039

Total income	$1,039

Expenses
Incentive fee	55,524
Management fee	34,624
Selling commission	25,361
Brokerage commissions	19,190
Operating expenses	11,541
Other	294

Total expenses	146,534

Net investment loss	(145,495)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	695,686
Net change in unrealized depreciation on futures and forward contracts	(281,307)

Net gain on investments	414,379

Net increase in net assets from operations	$268,884

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-1	$128.07

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-1	$137.40

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-2	$154.06

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-2	$191.90

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
STATEMENT OF CHANGES IN NET ASSETS
For the period from April 1, 2009 (commencement of
operations) through December 31, 2009

Increase in net assets from operations:
Net investment loss	$(145,495)
Net realized gain on futures and forward contracts	695,686
Net change in unrealized depreciation on futures and forward contracts	(281,307)

Net increase in net assets from operations	268,884

Capital share transactions
Issuance of Units	3,184,030
Redemption of Units	(18,559)
Redemption of non unitized capital balance	(2,000)

Net increase in net assets from capital share transactions	3,163,471

Net increase in net assets	3,432,355

Net assets, beginning of period	2,000

Net assets, end of period	$3,434,355

Series A-1 Units, beginning of period	—
Issuance of Series A-1 Units	2,404.555
Redemption of Units	(16.160)

Series A-1 Units, end of period	2,388.395

Series A-2 Units, beginning of period	—
Issuance of Series A-2 Units	818.846
Redemption of Units	—

Series A-2 Units, end of period	818.846

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
STATEMENT OF CASH FLOWS
For the period from April 1, 2009 (commencement of
operations) through December 31, 2009

Cash flows from operating activities
Net increase in net assets from operations	$268,884
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(2,799,452)
Sales and maturities of U.S. government securities	1,250,000
Amortization of discounts and premiums	(487)
Due from brokers	(1,794,485)
Futures contracts purchased	278,229
Futures contracts sold	3,078
Management fees payable	6,463
Fees payable	6,380

Net cash used in operating activities	(2,781,390)

Cash flows from financing activities
Subscriptions, net of change in subscriptions received in advance	4,539,530
Redemptions of non unitized initial capital balance	(2,000)
Redemptions, net of redemptions payable	(18,559)

Net cash provided by financing activities	4,518,971

Net increase in cash	1,737,581

Cash, beginning of period	2,000

Cash, end of period	$1,739,581

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2009, and December 31, 2008

	December 31, 2009	December 31, 2008
ASSETS

US Government securities, at fair value, (amortized cost $4,449,809 as of December 31, 2009)
	$4,449,809	$—

Due from brokers	4,506,669	—

Unrealized appreciation on open forward contracts	81,845	—

Cash	932,518	2,000

Total assets	9,970,841	2,000

LIABILITIES

Unrealized depreciation on open forward contracts	154,871	—

Futures contracts purchased	540,745	—

Futures contracts sold	4,734	—

Subscription received in advance	508,630	—

Redemptions payable	9,890	—

Management fees payable	16,428	—

Fees payable	15,966	—

Total liabilities	1,251,264	—

NET ASSETS	$8,719,577	$2,000

Superfund Gold, L.P. Series B-1 Net Assets	$6,268,561	$—

Number of Units outstanding	7,174.897	—

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$873.68	$—

Superfund Gold, L.P. Series B-2 Net Assets	$2,451,016	$—

Number of Units outstanding	2,763.500	—

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$886.92	$—

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $4,449,809), securities are held in margin accounts as collateral for open futures and forwards	$4,450,000	51.0%	$4,449,809

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.9	81,845

Total unrealized appreciation on forward contracts		0.9	81,845

Unrealized depreciation on forward contracts
Currency		(1.7)	(154,871)

Total unrealized depreciation on forward contracts		(1.7)	(154,871)

Total forward contracts, at fair value		(0.8)	(73,026)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.9)	(81,589)
Energy		0.7	58,852
Financial		(1.0)	(85,038)
Food & Fiber		1.5	134,040
Indices		2.8	241,191
Metals
104 contracts of CMX Gold expiring February 2010		(9.3)	(806,850)
Other		(0.0)*	(1,351)

Total Metals		(9.3)	(808,201)

Total futures contracts purchased		(6.2)	(540,745)

Futures contracts sold
Energy		(0.1)	(4,870)
Food & Fiber		(0.2)	(15,750)
Indices		(0.0)*	(3,170)
Livestock		(0.1)	(8,110)
Financial		0.3	27,166

Total futures contracts sold		(0.1)	(4,734)

Total futures contracts, at fair value		(6.3)	(545,479)

Futures and forward contracts by country composition
Australian		0.2	17,853
European Monetary Union		(0.4)	(31,028)
Great Britain		0.2	14,810
Japan		0.4	37,973
United States		(7.7)	(675,828)
Other		0.2	17,715

Total futures and forward contracts by country		(7.1)%	$(618,505)

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
STATEMENT OF OPERATIONS
For the period from April 1, 2009 (commencement of
operations) through December 31, 2009

Investment income, interest	$2,762

Total income	$2,762

Expenses
Brokerage commissions	158,980
Management fees	104,512
Selling commission	66,576
Operating expenses	34,838
Other	2,075

Total expenses	366,981

Net investment loss	(364,219)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	912,784
Net change in unrealized depreciation on futures and forward contracts	(618,505)

Net gain on investments	294,279

Net decrease in net assets from operations	$(69,940)

Net decrease in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-1	$(14.49)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-1	$(45.82)

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-2	$1.06

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-2	$(32.58)

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
STATEMENT OF CHANGES IN NET ASSETS
For the period from April 1, 2009 (commencement of
operations) through December 31, 2009

2009
Decrease in net assets from operations
Net investment loss	$(364,219)
Net realized gain on futures and forward contracts	912,784
Net change in unrealized depreciation on futures and forward contracts	(618,505)

Net decrease in net assets from operations	(69,940)

Capital share transactions
Issuance of shares	8,809,304
Redemption of shares	(19,787)
Redemption of non unitized capital balance	(2,000)

Net increase in net assets from capital share transactions	8,787,517

Net increase in net assets	8,717,577

Net assets, beginning of period	2,000

Net assets, end of period	$8,719,577

Series B-1 Units, beginning of period	—
Issuance of Series B-1 Units	7,174.897
Redemption of Units	—

Series B-1 Units, end of period	7,174.897

Series B-2 Units, beginning of period	—
Issuance of Series B-2 Units	2,786.537
Redemption of Units	(23.038)

Series B-2 Units, end of period	2,763.499

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
STATEMENT OF CASH FLOWS
For the period from April 1, 2009 (commencement of
operations) through December 31, 2009

Cash flows from operating activities
Net decrease in net assets from operations	$(69,940)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(8,298,311)
Sales and maturities of U.S. government securities	3,850,000
Amortization of discounts and premiums	(1,498)
Due from brokers	(4,506,669)
Unrealized appreciation on open forward contracts	(81,845)
Unrealized depreciation on open forward contracts	154,871
Futures contracts purchased	540,745
Futures contracts sold	4,734
Management fee	16,428
Fees payable	15,966

Net cash used in operating activities	(8,375,519)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	9,317,934
Redemptions of non unitized capital balance	(2,000)
Redemptions, net of redemption payable	(9,897)

Net cash provided by financing activities	9,306,037

Net increase in cash	930,518

Cash, beginning of year	2,000

Cash, end of year	$932,518

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A AND SERIES B
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
(1)	Nature of Operations

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
(2)	Significant Accounting Policies
(a)	Valuation of Investments in Futures Contracts, Forward Contracts, and U.S Treasury Bills

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

(b)	Translation of Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the period end exchange rates. Purchases and sales of investments, and income and expenses that are denominated in foreign currencies are translated into U.S. dollar amounts on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statements of operations.

The Fund does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the statements of operations.

(c)	Investment Transactions, Investment Income, and Expenses

Investment transactions are accounted for on a trade-date basis. Interest income and expenses are recognized on the accrual basis.

(d)	Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of Accounting Standards Codification (“ASC”) 740 to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2008 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

(e)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires Superfund Capital Management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements. Actual results could differ from those estimates.

(f)	Recently Issued Accounting Pronouncements

ASC 105.10.05

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105.10.05, Generally Accepted Accounting Principles (“ASC 105.10.05”). ASC 105.10.05 establishes FASB ASC as the single source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions of ASC 105.10.05, the Fund has adopted 105.10.05 and updated references to GAAP in its financial statements issued subsequent to September 15, 2009. The adoption of ASC 105.10.05 did not have any impact on the Fund’s results of operations, financial condition or cash flows.

ASU 2010-06

In January 2010, FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items as gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). Superfund Capital Management is currently evaluating the impact of ASU 2010-06 on the Fund’s financial statements.

(g)	Fair Value Measurements

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
Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives held by the Fund may include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward positions are typically classified within level 2 of the fair value hierarchy.

Certain OTC derivatives traded in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Subsequent to initial recognition, the Fund updates the level 1 and level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period.

As of and during the period from April 1, 2009, through December 31, 2009, the Fund held no derivative contracts valued using level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2009:
Series A.

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$1,549,939	$—	$1,549,939	$—

Total Assets Measured at Fair Value	$1,549,939	$—	$1,549,939	$—

LIABILITIES

Futures contracts purchased	$278,229	$278,229	$—	$—

Futures contracts sold	3,078	3,078

Total Liabilities Measured at Fair Value	$281,307	$281,307	$—	$—

Series B.

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$4,449,809	$—	$4,449,809	$—

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
Unrealized appreciation on open forward contracts	81,845	—	81,845	—

Total Assets Measured at Fair Value	$4,531,654	$—	$4,531,654	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$154,871	$—	$154,871	$—

Futures contracts purchased	540,745	540,745	—	—

Futures contracts sold	4,734	4,734	—	—

Total Liabilities Measured at Fair Value	$700,350	$545,479	$154,871	$—

(3)	Disclosure of derivative instruments and hedging activities

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

Superfund Capital Management believes futures and forwards trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Series A:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Position Gross Unrealized
											Net
											Unrealized
		% of		% of		% of			% of		Gains (Losses)
		Net		Net		Net			Net		on Open
	Gains	Assets	Losses	Assets	Gains	assets		Losses	Assets		Positions

Currency	$4,040	0.1	$(19,137)	(0.6)	$—	—		$—	—		$(15,097)
Financial	9,669	0.3	(18,442)	(0.5)	1,048	0.0	*	(203)	(0.0	)*	(7,928)
Food & Fiber	18,003	0.5	—	—	—	—		(2,063)	(0.1)		15,940
Indices	15,844	0.5	—	—	—	—		—	—		15,844

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Position Gross Unrealized
										Net
										Unrealized
		% of		% of		% of		% of		Gains (Losses)
		Net		Net		Net		Net		on Open
	Gains	Assets	Losses	Assets	Gains	assets	Losses	Assets		Positions

Metals	—	—	(286,870)	(8.4)	—	—	—	—		(286,870)
Livestock	—	—	—	—	—	—	(1,080)	(0.0	)*	(1,080)
Energy	—	—	(1,336)	(0.0)*	—	—	(780)	(0.0	)*	(2,116)

Totals	$47,556	1.4	$(325,785)	(9.5)	$1,048	0.0	$(4,126)	(0.1)		$(281,307)

*	Due to rounding
Series A average quarterly contract volume by market sector for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

	Average number	Average number
	of Long Contracts	of Short Contracts

Currency	11	3
Financial	51	3
Food & Fiber	2	2
Indices	6	1
Metals	19	0
Livestock	0	1
Energy	1	0

Totals	90	10

Series A trading results by market sector:
For the period from April 1, 2009 (commencement of
operations), through December 31, 2009

		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)

Foreign Exchange	$866	$0	$866
Currency	(60,537)	(15,097)	(75,634)
Financial	3,784	(7,928)	(4,144)
Food & Fiber	(1,397)	15,940	14,543
Indices	(2,096)	15,844	13,748
Metals	751,476	(286,870)	464,606
Livestock	650	(1,080)	(430)
Energy	2,940	(2,116)	824

Total net trading gains (losses)	$695,686	$(281,307)	$414,379

Series B:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Position Gross Unrealized
										Net
										Unrealized
		% of		% of		% of			% of	Gains(Losses)
		Net		Net		Net			Net	on Open
	Gains	Assets	Losses	Assets	Gains	assets		Losses	Assets	Positions

Foreign
Exchange	$47,241	0.5	$(99,908)	(1.1)	$34,604	0.4		$(54,963)	(0.6)	$(73,026)
Currency	27,880	0.3	(109,469)	(1.3)	—	—		—	—	(81,589)
Financial	47,959	0.6	(132,997)	(1.5)	29,427	0.3		(2,261)	(0.0)*	(57,872)
Food & Fiber	145,658	1.7	(11,618)	(0.1)	175	0.0	*	(15,925)	(0.2)	118,290
Indices	246,120	2.8	(4,929)	(0.1)	—	—		(3,170)	(0.0)*	238,021
Metals	116,249	1.3	(924,450)	(10.6)	—	—		—	—	(808,201)
Livestock	—	—	—	—	—	—		(8,110)	(0.1)	(8,110)
Energy	66,202	0.8	(7,350)	(0.1)	—	—		(4,870)	(0.1)	53,982

Totals	$697,309	8.0	$(1,290,721)	(14.8)	$64,206	0.7		$(89,299)	(1.0)	$(618,505)

*	Due to rounding

Series B average quarterly contract volume by market sector for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

	Average	Average	Average value	Average value
	number of	number of	of Long	of Short
	Long Contracts	Short Contracts	Positions	Positions

Foreign Exchange	18	10	$3,006	$(29,509)

	Average	Average
	number of	number of
	Long Contracts	Short Contracts

Currency	86	30
Financial	412	20
Food & Fiber	29	41
Indices	69	19
Metals	104	6
Livestock	0	18
Energy	36	32

Totals	754	176

Series B trading results by market sector:

	For the period from April 1, 2009 (commencement of
	operations), through December 31, 2009

		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)

Foreign Exchange	$(124,006)	$(73,026)	$(197,032)
Currency	(508,655)	(81,589)	(590,244)
Financial	111,071	(57,872)	53,199
Food & Fiber	(103,880)	118,290	14,410
Indices	(373,552)	238,021	(135,531)
Metals	2,280,710	(808,201)	1,472,509
Livestock	12,850	(8,110)	4,740
Energy	(381,754)	53,982	(327,772)

Total net trading gains (losses)	$912,784	$(618,505)	$294,279

(4)	Due from Brokers

Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities.

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
(5)	Allocation of Net Profits and Losses

In accordance with the Second Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

Advance subscriptions, if any, represent cash received prior to December 31 for contributions of the subsequent month and do not participate in the earnings of the Fund until the following January.

(6)	Related Party Transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus dated November 3, 2009, included within the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-151632), Superfund USA, Inc., an entity related to Superfund Capital Management by common ownership (“Superfund USA”), shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commissions” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds of such Unit.

Superfund Capital Management will also be paid a monthly performance fee equal to 25% of any new appreciation without respect to interest income. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered.

As of December 31, 2009, Superfund Capital Management owned 1,087.548 Units of Series A, representing 33.47% of the total issued Units of Series A, and 1,087.548 Units of Series B, representing 10.88% of the total issued Units of Series B, having a combined value of $2,099,598.
(7)	Financial Highlights
Financial highlights for the period April 1, 2009 (commencement of operations), through December 31, 2009, are as follows:

	SERIES A-1	SERIES A-2
Total return
Total return before incentive fees	17.6%	26.1%
Incentive fees	(2.7)%	(5.2)%

Total return after incentive fees	14.9%	20.9%

Ratio to average partners’ capital *
Operating expenses before incentive fees	6.5%	5.0%
Incentive fees	2.5%	4.3%

Total expenses	9.0%	9.3%

Net investment loss	(6.4)%	(4.9)%

Net assets value per unit, beginning of period	$919.50	$919.50
Net investment loss	(73.02)	(85.14)
Net gain on investments	210.42	277.04

Net asset value per unit, end of period	$1,056.90	$1,111.40

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$128.07	$154.06

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$137.40	$191.90

*	Annualized for periods less than a year

Financial highlights for the period April 1, 2009 (commencement of operations), through December 31, 2009, are as follows:

	SERIES B-1	SERIES B-2
Total return

Total return before incentive fees	(5.0)%	(3.5)%
Incentive fees	0.0%	0.0%

Total return after incentive fees	(5.0)%	(3.5)%

Ratio to average partners’ capital*
Operating expenses before incentive fees	9.2%	6.7%
Incentive fees	0.0%	0.0%

Total expenses	9.2%	6.7%

Net investment loss	(9.1)%	(6.6)%

Net assets value per unit, beginning of period	$919.50	$919.50
Net investment loss	(61.09)	(45.00)
Net gain on investments	15.27	12.42

Net asset value per unit, end of period	$873.68	$886.92

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(14.49)	$1.06

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(45.82)	$(32.58)

*	Annualized for periods less than a year.

(8)	Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures, and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counter party to an OTC contract.

For Series A, gross unrealized gains and losses related to exchange traded futures were $48,604 and $329,911, respectively, at December 31, 2009. There were no gross unrealized gains and losses related to non-exchange traded forwards for Series A at December 31, 2009.

For Series B, gross unrealized gains and losses related to exchange traded futures were $679,670 and $1,225,149, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $81,845 and $154,871, respectively, at December 31, 2009.

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and Superfund Capital Management is unable to offset such positions, the Fund could experience substantial losses.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., and Rosenthal Collins Group, L.L.C. Superfund Capital Management monitors and controls the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow Superfund Capital Management to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions, and collateral positions.

The majority of these instruments mature within one year of December 31, 2009. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
(9)	Subscriptions and Redemptions

Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscriptions funds are required to be promptly transmitted to the escrow agent, HSBC Bank USA. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or the subscription funds are returned.

A limited partner of a Series may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such limited partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited partners must transmit a written request of such withdrawal to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within twenty days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are subject of such default or delay. In the event that the estimated net asset value per Unit of a Series, or sub-Series thereof, after adjustments for distributions, as of the close of business on any business day is less than 50% of the net asset value per Unit of such Series, or sub-Series thereof, as of the most recent month-end, a special redemption period shall be established. The details of the special redemption are set forth in Section 12 of the Partnership Agreement.
(10)	Subsequent events

Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

SUPERFUND GOLD, L.P. (Registrant)
By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Nigel James
Nigel James
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Title with
Signature	Superfund Capital Management	Date

/s/ Nigel James	President	March 31, 2010

Nigel James	(Principal Executive Officer)

/s/ Roman Gregorig	Director, Vice President and Audit Committee Financial Expert	March 31, 2010

Roman Gregorig	(Principal Financial Officer & Principal Accounting Officer)
(Being the principal executive officer, the principal financial officer and principal accounting officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
     The following exhibits are incorporated by reference herein from the exhibit of the same description and number filed on November 3, 2009, with Post-Effective Amendment No. 1 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-151632).

3.02	Form of Second Amended and Restated Limited Partnership Agreement of the Registrant.
10.02	Form of Subscription Agreement.
     The following exhibits are incorporated by reference herein from the exhibit of the same description and number filed on February 13, 2009, with Amendment No. 3 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-151632).

3.01	Certificate of Limited Partnership of the Registrant.
10.01	Form of Administration Agreement between the Registrant and the Administrator.