Form 10-Q
period 2010-03-31
SUPERFUND GOLD, L.P.
filed 2010-05-17
CIK 1433147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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
The following unaudited financial statements of Superfund Gold, L.P. — Series B are included in Item 1:

Page
Unaudited Financial Statements
Statements of Assets and Liabilities as of March 31, 2010 and December 31, 2009	9
Condensed Schedule of Investments as of March 31, 2010	10
Condensed Schedule of Investments as of December 31, 2009	11
Statement of Operations for the Three Months Ended March 31, 2010	12
Statement of Changes in Net Assets for the Three Months Ended March 31, 2010	13
Statements of Cash Flows for the Three Months Ended March 31, 2010	14

Notes to Series A and Series B Unaudited Financial Statements Dated March 31, 2010	15-31
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
U.S. Government securities, at fair value (amortized cost of $1,799,731 and $1,549,939 as of March 31, 2010, and December 31, 2009, respectively)	$1,799,731	$1,549,939
Due from brokers	4,003,533	1,794,485
Futures contracts purchased	431,698	—
Unrealized appreciation on open forward contracts	7,589	—
Futures contracts sold	192,797	—
Cash	469,049	1,739,581
Due from affiliate	5,599	—

Total assets	6,909,996	5,084,005

LIABILITIES
Unrealized depreciation on open forward contracts	3,522	—
Futures contracts purchased	—	278,229
Redemptions payable	33,168	—
Subscriptions received in advance	330,600	1,355,500
Futures contracts sold	—	3,078
Management fees payable	12,330	6,463
Fees payable	12,633	6,380

Total liabilities	392,253	1,649,650

NET ASSETS	$6,517,743	$3,434,355

Superfund Gold, L.P. Series A-1 Net Assets	$5,069,822	$2,524,291

Number of Units outstanding	4,519.903	2,388.395

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,121.67	$1,056.90

Superfund Gold, L.P. Series A-2 Net Assets	$1,447,921	$910,064

Number of Units outstanding	1,222.700	818.846

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,184.20	$1,111.40

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of March 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 27, 2010 (amortized cost $1,799,731), securities are held in margin accounts as collateral for open futures and forwards	$1,800,000	27.6%	$1,799,731

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1	7,589

Total unrealized appreciation on forward contracts		0.1	7,589

Unrealized depreciation on forward contracts
Currency		(0.0)*	(3,522)

Total unrealized depreciation on forward contracts		(0.0)*	(3,522)

Total forward contracts, at fair value		0.1	4,067

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.8	54,531
Energy		1.1	67,559
Financial		2.2	145,799
Food & Fiber		(0.1)	(5,184)
Indices		0.7	48,453
Metals		1.8	120,540

Total futures contracts purchased		6.5	431,698

Futures Contracts Sold
Energy		1.6	105,380
Financial		0.5	29,442
Food & Fiber		0.9	57,975

Total futures contracts sold		3.0	192,797

Total futures contracts, at fair value		9.5	624,495

Futures and forward contracts by country composition
Australia		0.6	36,616
European Monetary Union		1.5	98,309
Great Britain		0.9	58,056
Japan		0.2	14,328
United States		5.5	360,095
Other		0.9	61,158

Total futures and forward contracts by country		9.6%	$628,562

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
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

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENT OF OPERATIONS

Three Months Ended
March 31,
2010
Investment income
Interest income	$202
Other income	5,599

Total income	5,801

Expenses
Brokerage commissions	31,006
Management fee	30,412
Selling commission	21,427
Operating expenses	10,137
Other	12

Total expenses	92,994

Net investment loss	(87,193)

Realized and unrealized gain (loss) on investments
Net realized loss on futures and forward contracts	(410,344)
Net change in unrealized appreciation on futures and forward contracts	909,869

Net gain on investments	499,525

Net increase in net assets from operations	$412,332

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-1*	$79.42

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-1	$64.77

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-2**	$93.00

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-2	$72.80

See accompanying notes to financial statements.

*	Weighted average number of Units outstanding for Series A-1 for Three Months Ended March 31, 2010: 4,029.25

**	Weighted average number of Units outstanding for Series A-2 for Three Months Ended March 31, 2010: 1,000.65

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2010	2009

Increase in net assets from operations
Net investment loss	$(87,193)	—
Net realized loss on futures and forward contracts	(410,344)	—
Net change in unrealized appreciation on futures and forward contracts	909,869	—

Net increase in net assets from operations	412,332	—

Capital share transactions
Issuance of Units	2,767,596	—
Redemption of Units	(96,540)	—

Net increase in net assets from capital share transactions	2,671,056	—

Net increase in net assets	3,083,388	—

Net assets, beginning of period	3,434,355	2,000

Net assets, end of period	$6,517,743	2,000

Series A-1 Units, beginning of period	2,388.395	—
Issuance of Series A-1 Units	2,223.056	—
Redemption of Units	(91.548)	—

Series A-1 Units, end of period	4,519.903	—

Series A-2 Units, beginning of period	818.846	—
Issuance of Series A-2 Units	403.854	—
Redemption of Units	—	—

Series A-2 Units, end of period	1,222.700	—

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF CASH FLOWS

Three Months Ended
March 31,
2010
Cash flows from operating activities
Net increase in net assets from operations	$412,332
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(1,799,566)
Sales and maturities of U.S. government securities	1,550,000
Amortization of discounts and premiums	(226)
Due from brokers	(2,209,048)
Due from affiliate	(5,599)
Unrealized depreciation on open forward contracts	(7,589)
Unrealized appreciation on open forward contracts	3,522
Futures contracts purchased	(709,927)
Futures contracts sold	(195,875)
Management fees payable	5,867
Fees payable	6,253

Net cash used in operating activities	(2,949,856)

Cash flows from financing activities
Subscriptions, net of change in subscriptions received in advance	1,742,696
Redemptions, net of redemptions payable	(63,372)

Net cash provided by financing activities	1,679,324

Net decrease in cash	(1,270,532)

Cash, beginning of period	1,739,581

Cash, end of period	$469,049

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
U.S. Government securities, at fair value, (amortized cost of $3,499,491 and $4,449,809 as of March 31, 2010, and December 31, 2009, respectively)	$3,499,491	$4,449,809
Due from brokers	5,419,630	4,506,669
Futures contracts purchased	1,283,227	—
Unrealized appreciation on open forward contracts	44,738	81,845
Futures contracts sold	577,592	—
Cash	396,687	932,518

Total assets	11,221,365	9,970,841

LIABILITIES
Unrealized depreciation on open forward contracts	42,371	154,871
Futures contracts purchased	—	540,745
Redemptions payable	55,212	9,890
Subscription received in advance	225,000	508,630
Futures contracts sold	—	4,734
Management fees payable	20,539	16,428
Fees payable	19,920	15,966

Total liabilities	363,042	1,251,264

NET ASSETS	$10,858,323	$8,719,577

Superfund Gold, L.P. Series B-1 Net Assets	$7,780,667	$6,268,561

Number of Units outstanding	8,124.239	7,174.897

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$957.71	$873.68

Superfund Gold, L.P. Series B-2 Net Assets	$3,077,656	$2,451,016

Number of Units outstanding	3,149.727	2,763.500

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$977.12	$886.92

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of March 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value

Debt Securities United States, at fair value
United States Treasury Bills due May 27, 2010 (amortized cost $3,499,491), securities are held in margin accounts as collateral for open futures and forwards	$3,500,000	32.2%	$3,499,491

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.4	44,738

Total unrealized appreciation on forward contracts		0.4	44,738

Unrealized depreciation on forward contracts
Currency		(0.4)	(42,371)

Total unrealized depreciation on forward contracts		(0.4)	(42,371)

Total forward contracts, at fair value		0.0 *	2,367

Futures contracts, at fair value
Futures contracts purchased
Currency		1.2	135,401
Energy		2.7	292,937
Financial		3.5	375,302
Food & Fiber		(0.0)*	(4,928)
Indices		1.5	167,916
Metals		2.9	316,599

Total futures contracts purchased		11.8	1,283,227

Futures contracts sold
Energy		3.4	371,360
Financial		0.7	73,598
Food & Fiber		1.2	132,200
Metals		0.0 *	434

Total futures contracts sold		5.3	577,592

Total futures contracts, at fair value		17.1	1,860,819

Futures and forward contracts by country composition
Australia		0.9	98,840
European Monetary Union		2.4	265,086
Great Britain		1.5	159,004
Japan		0.8	88,666
United States		10.2	1,111,560
Other		1.3	140,030

Total futures and forward contracts by country		17.1%	$1,863,186

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
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

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENT OF OPERATIONS

Three Months Ended
March 31,
2010
Investment income, interest	$279

Total income	$279

Expenses
Brokerage commissions	89,175
Management fees	52,653
Selling commission	33,525
Operating expenses	17,551
Other	184

Total expenses	193,088

Net investment loss	(192,809)

Realized and unrealized gain (loss) on investments
Net realized loss on futures and forward contracts	(1,248,427)
Net change in unrealized appreciation on futures and forward contracts	2,481,691

Net gain on investments	1,233,264

Net increase in net assets from operations	$1,040,455

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-1	$93.30

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-1	$84.03

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-2	$100.09

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-2	$90.02

See accompanying notes to financial statements.

*	Weighted average number of Units outstanding for Series B-1 for Three Months Ended March 31, 2010: 7,866.16.

**	Weighted average number of Units outstanding for Series B-2 for Three Months Ended March 31, 2010: 3,062.57.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2010	2009
Increase in net assets from operations
Net investment loss	$(192,809)	$—
Net realized loss on futures and forward contracts	(1,248,427)	—
Net change in unrealized appreciation on futures and forward contracts	2,481,691	—

Net increase in net assets from operations	1,040,455	—

Capital share transactions
Issuance of Units	1,275,654	—
Redemption of Units	(177,363)	—

Net increase in net assets from capital share transactions	1,098,291	—

Net increase in net assets	2,138,746	—

Net assets, beginning of period	8,719,577	2,000

Net assets, end of period	$10,858,323	$2,000

Series B-1 Units, beginning of period	7,174.897	—
Issuance of Series B-1 Units	994.023	—
Redemption of Units	(44.681)	—

Series B-1 Units, end of period	8,124.239	—

Series B-2 Units, beginning of period	2,763.500	—
Issuance of Series B-2 Units	554.785	—
Redemption of Units	(168.558)	—

Series B-2 Units, end of period	3,149.727	—

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF CASH FLOWS

Three Months Ended
March 31,
2010
Cash flows from operating activities
Net increase in net assets from operations	$1,040,455
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(3,499,178)
Sales and maturities of U.S. government securities	4,450,000
Amortization of discounts and premiums	(504)
Due from brokers	(912,961)
Unrealized depreciation on open forward contracts	(112,500)
Unrealized appreciation on open forward contracts	37,107
Futures contracts purchased	(1,823,972)
Futures contracts sold	(582,326)
Management fee	4,111
Fees payable	3,954

Net cash used in operating activities	(1,395,814)

Cash flows from financing activities
Subscriptions, net of change in subscriptions received in advance	992,024
Redemptions, net of change in redemptions payable	(132,041)

Net cash provided by financing activities	859,983

Net decrease in cash	(535,831)

Cash, beginning of period	932,518

Cash, end of period	$396,687

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A AND B
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2010
SUPERFUND GOLD, L.P. — SERIES A AND B
1. Nature of operations
Organization and Business
Superfund Gold, L.P., a Delaware limited partnership (the “Fund”), commenced operations on April 1, 2009. The Fund was organized to trade speculatively in the United States (“U.S.”) and international commodity futures and forwards markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading advisor of the Fund (“Superfund Capital Management”). The Fund has issued two series of units of limited partnership interest (the “Units”), each with a subseries, Series A-1/A-2 and Series B-1/B-2 (each, a “Series”). Series A-1/A-2 and Series B-1/B-2 are traded and managed the same way, with the exception of the degree of leverage.
The term of the Fund commenced on the day on which the Certificate of Limited Partnership was filed with the Secretary of State of the State of Delaware pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act and shall end upon the first of the following to occur: (i) receipt by Superfund Capital Management of an approval to dissolve the Fund at a specified time by limited partners of the Fund (the “Limited Partners”) owning Units representing more than fifty percent (50%) of the outstanding Units of each Series then owned by Limited Partners of each Series, notice of which is sent by certified mail return receipt requested to Superfund Capital Management not less than 90 days prior to the effective date of such dissolution; (ii) withdrawal, insolvency or dissolution of Superfund Capital Management or any other event that causes Superfund Capital Management to cease to be the general partner of the Fund, unless (a) at the time of each event there is at least one remaining general partner of the Fund who carries on the business of the Fund (and each remaining general partner of the Fund is hereby authorized to carry on the business of general partner of the Fund in such an event), or (b) within 120 days after such event Limited Partners of a Series holding a majority of Units of such Series agree in writing to continue the business of the Fund and such Series and to the appointment, effective as of the date of such event, of one or more general partners of the Fund and such Series; (iii) a decline in the aggregate net assets of each Series to less than $500,000 at any time following commencement of trading in the Series; or (iv) any other event which shall make it unlawful for the existence of the Fund to be continued or which requires termination of the Fund.
2. Basis of presentation and significant accounting policies
Basis of Presentation
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing U.S. Treasury Bills due to the short-term nature of such investments; accordingly, the cost of securities plus accreted discount or minus amortized premium approximates fair value.
Translation of Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the period-end exchange rates. Purchases and sales of investments and income and expenses that are denominated in foreign currencies are translated into U.S. dollar amounts on the transaction date. Adjustments arising from foreign currency transactions are reflected in the statements of operations.
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
Superfund Capital Management has evaluated the application of Accounting Standards Codification (“ASC”) 740 to the Fund, and has determined whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The 2008 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires Superfund Capital Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period.
Recently Issued Accounting Pronouncements
ASU 2010-06
In January 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold level 3 assets or liabilities.
3. Fair Value Measurements
The Fund follows ASC 820. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:
Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
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
Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended March 31, 2010, the Fund held no derivative contracts valued using Level 3 inputs.
The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2010, and December 31, 2009:
Series A.

	Balance
	March 31, 2010	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$1,799,731	$—	$1,799,731	$—

Futures contracts purchased	431,698	431,698	—	—

Unrealized appreciation on open forward contracts	7,589	—	7,589	—

Futures contracts sold	192,797	192,797	—	—

Total Assets Measured at Fair Value	$2,431,815	$624,495	$1,807,320	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$3,522	$—	$3,522	$—

Total Liabilities Measured at Fair Value	$3,522	$—	$3,522	$—

Series B.

	Balance
	March 31, 2010	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$3,499,491	$—	$3,499,491	$—

Futures contracts purchased	1,283,227	1,283,227	—	—

Unrealized appreciation on open forward contracts	44,738	—	44,738	—

Futures contracts sold	577,592	577,592	—	—

Total Assets Measured at Fair Value	$5,405,048	$1,860,819	$3,544,229	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$42,371	$—	$42,371	$—

Total Liabilities Measured at Fair Value	$42,371	$—	$42,371	$—

Series A.

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$1,549,939	$—	$1,549,939	$—

Total Assets Measured at Fair Value	$1,549,939	$—	$1,549,939	$—

LIABILITIES

Futures contracts purchased	$278,229	$278,229	$—	$—

Futures contracts sold	3,078	3,078	—	—

Total Liabilities Measured at Fair Value	$281,307	$281,307	$—	$—

Series B.

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$4,449,809	$—	$4,449,809	$—

Unrealized appreciation on open forward contracts	81,845	—	81,845	—

Total Assets Measured at Fair Value	$4,531,654	$—	$4,531,654	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$154,871	$—	$154,871	$—

Futures contracts purchased	540,745	540,745	—	—

Futures contracts sold	4,734	4,734	—	—

Total Liabilities Measured at Fair Value	$700,350	$545,479	$154,871	$—

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
Series A:
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2010, is as follows:

	Statement of Assets		Liability
	and Liabilities	Asset Derivatives	Derivatives at
Type of Instrument	Location	at March 31, 2010	March 31, 2010	Net
Foreign Exchange contracts	Unrealized appreciation on open forward contracts	$7,589	$—	$7,589

Foreign Exchange contracts	Unrealized depreciation on open forward contracts	—	(3,522)	624,495

Futures contracts	Futures contracts purchased & Futures contacts sold	624,495	—	624,495

Totals		$632,084	$(3,522)	$628,562

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended March 31, 2010:

			Change in Unrealized
	Location of Gain	Realized Gain	Appreciation
Derivatives Not	(Loss) on	(Loss) on	(Depreciation) on
Designated as	Derivatives	Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized	Recognized in
under ASC 815	Income	in Income	Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	($3,614)	$4,067
Futures contracts	Net realized gain (loss) on futures and forward contracts	(406,730)	905,802

Total		($410,344)	$909,869

	As of March 31, 2010
	Long Positions Gross Unrealized					Short Position Gross Unrealized
		% of			% of		% of		% of		Net Unrealized
		Net			Net		Net		Net		Gain on Open
	Gains	Assets		Losses	Assets	Gains	assets	Losses	Assets		Positions

Foreign Exchange	$7,589	0.1		$(2,609)	(0.0)*	$—	—	$(913)	(0.0	)*	$4,067
Currency	63,894	0.9		(9,363)	(0.1)	—	—	—	—		54,531
Financial	150,748	2.3		(4,949)	(0.1)	29,442	0.5	—	—		175,241
Food & Fiber	1,838	0.0	*	(7,022)	(0.1)	57,975	0.9	—	—		52,791
Indices	48,453	0.7		—	—	—	—	—	—		48,453
Metals	120,540	1.8		—	—	—	—	—	—		120,540
Energy	67,559	1.1		—	—	105,380	1.6	—	—		172,939

Totals	$460,621	6.9		$(23,943)	(0.3)	$192,797	3.0	$(913)	(0.0	)*	$628,562

*	Due to rounding

Series A average monthly contract volume by market sector as of quarter ended March 31, 2010:

		Average
	Average	number of	Average	Average value
	number of	Short	value of Long	of Short
	Long Contracts	Contracts	Positions	Positions

Foreign Exchange	14	7	$6,773	$13,301

			Average	Average
			number of	number of
			Long Contracts	Short Contracts

Currency			150	—
Financial			216	91
Food & Fiber			26	21
Indices			128	10
Metals			112	11
Livestock			—	4
Energy			45	21

Totals			691	165

Series A trading results by market sector:

	For the Three Months Ended March 31, 2010
	Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)

Foreign Exchange	$(3,614)	$4,067	$453
Currency	(77,970)	69,628	(8,342)
Financial	35,166	183,169	218,335
Food & Fiber	(44,315)	36,851	(7,464)
Indices	78,455	32,609	111,064
Metals	(388,527)	407,410	18,883
Livestock	(13,330)	1,080	(12,250)
Energy	3,791	175,055	178,846

Total net trading gains (losses)	$(410,344)	$909,869	$499,525

Series B:
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2010, is as follows:

	Statement of Assets		Liability
	and Liabilities	Asset Derivatives	Derivatives at
Type of Instrument	Location	at March 31, 2010	March 31, 2010	Net
Foreign Exchange contracts	Unrealized appreciation on open forward contracts	$44,738	$—	$44,738

Foreign Exchange contracts	Unrealized depreciation on open forward contracts	—	(42,371)	(42,371)

Futures contracts	Futures contracts purchased & Futures contacts sold	1,860,819	—	1,860,819

Totals		$1,905,557	$(42,371)	$1,863,186

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended March 31, 2010:

			Change in Unrealized
	Location of Gain	Realized Gain	Appreciation
Derivatives Not	(Loss) on	(Loss) on	(Depreciation) on
Designated as	Derivatives	Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized	Recognized in
under ASC 815	Income	in Income	Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	($185,191)	$75,393
Futures contracts	Net realized gain (loss) on futures and forward contracts	(1,063,236)	2,406,298

Total		($1,248,427)	$2,481,691

	As of March 31, 2010
	Long Positions Gross Unrealized				Short Position Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gain on Open
	Gains	Assets	Losses	Assets	Gains	assets		Losses	Assets	Positions

Foreign Exchange	$43,781	0.4	$(24,067)	(0.2)	$482	0.0	*	$(17,829)	(0.2)	$2,367
Currency	163,489	1.5	(28,088)	(0.3)	—	—		—	—	135,401
Financial	397,821	3.7	(22,519)	(0.2)	73,598	0.7		—	—	448,900
Food & Fiber	10,074	0.1	(15,002)	(0.1)	132,200	1.2		—	—	127,272
Indices	177,387	1.6	(9,471)	(0.1)	—	—		—	—	167,916
Metals	316,599	2.9	—	—	434	0.0	*	—	—	317,033
Energy	292,937	2.7	—	—	371,360	3.4		—	—	664,297

Totals	$1,402,088	12.9	$(99,147)	(0.9)	$578,074	5.3		$(17,829)	(0.2)	$1,863,186

*	Due to rounding
Series B average monthly contract volume by market sector for quarter ended March 31, 2010:

	Average	Average	Average value	Average value
	number of	number of	of Long	of Short
	Long Contracts	Short Contracts	Positions	Positions

Foreign Exchange	51	52	$332,466	$491,535

			Average	Average
			number of	number of
			Long Contracts	Short Contracts

Currency			391	—
Financial			541	265
Food & Fiber			92	54
Indices			394	49
Metals			262	47
Livestock			—	14
Energy			151	71

Totals			1,882	552

Series B trading results by market sector

	For the Three Months Ended March 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Losses

Foreign Exchange	$(185,191)	$75,393	$(109,798)
Currency	(281,530)	216,990	(64,540)
Financial	114,412	506,772	621,184
Food & Fiber	(73,236)	8,982	(64,254)
Indices	316,536	(70,105)	246,431
Metals	(1,076,599)	1,125,234	48,635
Livestock	(52,390)	8,110	(44,280)
Energy	(10,429)	610,315	599,886

Total net trading gains (losses)	$(1,248,427)	$2,481,691	$1,233,264

5. Due from/to brokers
Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of March 31, 2010, there were no amounts due to brokers.
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
6. Allocation of net profits and losses
In accordance with the Fund’s Second Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.
Subscriptions received in advance, if any, represent cash received prior to the balance sheet date for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the following month.
7. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus of the Fund dated November 3, 2009 (the “Prospectus”), included within the Registration Statement on Form S-1 (File No. 333-151632), Superfund USA, Inc., (“Superfund USA”) an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commissions” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds price of such Unit.
Superfund Capital Management will also be paid a monthly performance fee equal to 25% of any new appreciation without respect to interest income. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered.
8. Financial highlights
Financial highlights for the period January 1 through March 31 are as follows:

	SERIES A-1	SERIES A-2
Total return
Total return before incentive fees	6.1%	6.6%
Incentive fees	0.0%	0.0%

Total return after incentive fees	6.1%	6.6%

Ratio to average partners’ capital *
Operating expenses before incentive fees	7.6%	5.6%

	SERIES A-1	SERIES A-2
Incentive fees	0.0%	0.0%

Total expenses	7.6%	5.6%

Net investment loss*	(7.1)%	(5.6)%

Net assets value per unit, beginning of period	$1,056.90	$1,111.40
Net investment loss	(18.44)	(15.38)
Net gain on investments	83.21	88.18

Net asset value per unit, end of period	$1,121.67	$1,184.20

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$79.42	$93.00

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$64.77	$72.80

*	Annualized for periods less than a year

	SERIES B-1	SERIES B-2
Total return
Total return before incentive fees	9.6%	10.2%
Incentive fees	0.0%	0.0%

Total return after incentive fees	9.6%	10.2%

Ratio to average partners’ capital *
Operating expenses before incentive fees	9.0%	7.0%
Incentive fees	0.0%	0.0%

Total expenses	9.0%	7.0%

Net investment loss*	(9.0)%	(6.9)%

Net assets value per unit, beginning of period	$873.68	$886.92
Net investment loss	(18.95)	(14.90)
Net gain on investments	102.98	105.10

Net asset value per unit, end of period	$957.71	$977.12

Other per Unit information:

Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$93.30	$100.09

	SERIES B-1	SERIES B-2
Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$84.03	$90.20

*	Annualized for periods less than a year
Financial highlights are calculated for each Series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.
9. Financial instrument risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term “off balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange- traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
For Series A, gross unrealized gains and losses related to exchange-traded futures were $645,829 and $21,334 respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $7,589 and $3,522, respectively, at March 31, 2010.
For Series B, gross unrealized gains and losses related to exchange-traded futures were $1,935,899 and $75,080, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $44,263 and $41,896, respectively, at March 31, 2010.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc. and Rosenthal Collins Group LLC.
Superfund Capital Management monitors and controls the Fund’s risk exposure on a daily basis through financial, credit, and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow Superfund Capital Management to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions, and collateral positions.

The majority of these futures and forwards mature within one year of March 31, 2010. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
10. Subscriptions and redemptions
Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscriptions funds are required to be promptly transmitted to HSBC Bank USA, as escrow agent. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or subscription funds are returned.
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
11. Subsequent events
Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were filed and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the quarter ended March 31, 2010, subscriptions totaling $2,322,800 in Series A-1, $444,796 in Series A-2, $819,430 in Series B-1, and $456,224 in Series B-2 have been accepted and redemptions over the same period totaled $96,540 in Series A-1, $41,235 in Series B-1 and $136,128 in Series B-2. There were no redemptions of Series A-2 during the period. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forwards markets. Specifically, the Fund trades a portfolio of more than 120 futures and forwards markets using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2010
Series A:
Net results for the quarter ended March 31, 2010, were a gain of 6.13% in net asset value for Series A-1 and a gain of 6.55% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $412,332. This increase consisted of interest income of $202, other income of $5,599, trading gains of $499,525, and total expenses of $92,994. Expenses included $30,412 in management fees, $10,137 in operating expenses, $21,427 in selling commissions, $31,006 in brokerage commissions, and $12 in other expenses. At March 31, 2010, the net asset value per Unit of Series A-1 was $1,121.67, and the net asset value per Unit of Series A-2 was $1,184.20.
Series B:
Net results for the quarter ended March 31, 2010, were a gain of 9.62% in net asset value for Series B-1 and a gain of 10.17% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $1,040,455. This increase consisted of interest income of $279, trading gains of $1,233,264, and total expenses of $193,088. Expenses included $52,653 in management fees, $17,551 in operating expenses, $33,525 in selling commissions, $89,175 in brokerage commissions, and $184 in other expenses. At March 31, 2010, the net asset value per Unit of Series B-1 was $957.71, and the net asset value per Unit of Series B-2 was $977.12.
Fund results for 1st Quarter 2010:
In March, the Fund saw excellent results in the equities sector as global stock markets throughout the world surged. Rising business confidence in Germany propelled the DAX to a gain of 9.7%, while Italy’s MIB40, Spain’s IBEX, and Poland’s WIG20 finished up 8.5%, 4.8% and 12.6%, respectively. In Asia, Japan’s Nikkei finished up 10.3%, and in the U.S., the S&P 500 and Dow Jones Industrial Average finished up 6.0% and 5.3%, respectively. A mixture of long and short positions in the stock indices sector led to a gain for the Fund for the month. The Fund continued to experience significant gains from its energy positions as global economic strength propelled crude oil demand expectations higher while warm weather and inflated inventories extended the downtrend in natural gas prices. Front-month crude oil futures finished up 4.7% on the month. The U.S. increased the number of natural gas rigs to 941, up 16.0% from a year earlier. These factors, combined with a mild weather forecast, sent front-month natural gas down, finishing 19.6% lower on the month. A mixture of long and short positions in the energy sector led to a gain for the Fund for the month. The Fund also experienced solid results in its long metals positions as base metals surged despite the stronger U.S. dollar. London copper finished 8.4% higher as exchange inventories fell for most of the month. London nickel rose to its highest level since June 2008, finishing 17.9% higher. The Fund’s long positions in the metals sector resulted in an overall gain for the month.
In February, world bond markets experienced volatile action as sovereign debt contagion worries spread while economic data showed promising signs. The Fund’s net short position in U.S. 30-year Treasury bonds fell prey to small losses as futures rallied near month-end despite better than expected economic reports. In Europe, March bonds surged at month-end to finish moderately higher, producing overall gains for the Fund’s long positions. Overall, a mixture of long and short positions in the bonds sector produced a gain for the Fund for the month. Global short-term interest rate futures traded higher in February, continuing a strong-upward trend and providing the Fund with positive returns. In the U.S., three-month Eurodollar futures rallied to new highs after the Federal Reserve unexpectedly raised the discount rate but reaffirmed that the federal funds rate will remain at exceptionally low levels for an extended period. The Fund’s long positions in the interest rates sector resulted in a gain for the month. Fundamentals in the grain sector improved enough to offset the U.S. dollar rally. May soybeans, wheat and corn finished the month 3.9%, 6.3% and 5.7% higher, respectively. A mixture of long and short positions in the grains sector led to a loss for the Fund on the month. The Fund experienced solid returns in global energy markets in February as macroeconomic data continued to impress. Crude oil finished 8.5% higher, while the ample supply of natural gas proved too much to keep prices high for long. Natural gas finished 6.1% lower, benefiting the Fund’s short positions in this market. A mixture of long and short positions in the energy sector led to an overall loss for the Fund on the month. New York and London front-month sugar futures reversed sharply, finishing the month 19.2% and 9.8% lower, respectively, while May New York cocoa contracts lost 10.2% on the month. Chinese cotton production was estimated to have fallen 15.0% from the prior year, propelling May cotton to a gain of 16.7% on the month. A mixture of long and short positions in the agricultural sector led to a loss for the Fund on the month.
In January, global equities continued to trend higher but reversed sharply by month’s end. In the U.S., the Dow Jones Industrial Average and Nasdaq Composite Index finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the United Kingdom’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the greenback following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7.0% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17.0%, while lead and copper lost 17.1% and 9.0%, respectively on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month.
For the first quarter of 2010, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the currency sector.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of Series A and Series B, each present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2010 and December 31, 2009.
CRITICAL ACCOUNTING POLICIES — VALUATION OF THE FUND’S POSITIONS
Superfund Capital Management believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The Fund uses the amortized cost method for valuing U.S. Treasury Bills. Superfund Capital Management believes the cost of securities plus accreted discount, or minus amortized premium, approximates fair value. The majority of the Fund’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency or swap contracts held by the Fund will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets will be valued on a daily basis using objective measures.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASU 2010-06
In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures, and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold level 3 assets or liabilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.

ITEM 4T.	CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to the Fund.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.

ITEM 1A.	RISK FACTORS
     Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	There were no sales of unregistered securities during the quarter ended March 31, 2009.

(b)	Updated information required by Item 701(f) of Regulation S-K:
(1)	The use of proceeds information is being disclosed for Registration Statement No. 333-151632 declared effective on February 17, 2009.

(4)	(iv) As of March 31, 2010, the Fund sold $4,254,272 of Series A-1 Units, $1,287,328 of Series A-2 Units, $6,985,304 of Series B-1 Units, and $2,789,974 of Series B-2 Units.
(v)	As of March 31, 2010, the Fund incurred expenses for the account of the Fund totaling $799,597 of which $652,708 was paid to Superfund Capital Management and $146,889 was paid to Superfund USA.

(vi)	Net offering proceeds to the Fund as of March 31, 2010 were $14,517,281.

(vii)	As of March 31, 2010, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with Superfund Capital Management’s trading program totaled $14,517,281.
(c)	Pursuant to the Fund’s Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2010:

Series A-1:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
January 31, 2010	30.363	998.29
February 28, 2010	31.615	1,045.74
March 31, 2010	29.570	1,121.67

Total	91.548

Series A-2:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
January 31, 2010	0	1,051.52
February 28, 2010	0	1,103.35
March 31, 2010	0	1,184.20

Total	0

Series B-1:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
January 31, 2010	0	767.39
February 28, 2010	10.865	814.38
March 31, 2010	33.816	957.71

Total	44.681

Series B-2:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
January 31, 2010	145.199	780.32
February 28, 2010	0	829.49
March 31, 2010	23.359	977.12

Total	168.558

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS
     The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	SUPERFUND GOLD, L.P. (Registrant) By: Superfund Capital Management, Inc. General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Roman Gregorig
Roman Gregorig
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1