Form 10-Q
period 2010-06-30
SUPERFUND GOLD, L.P.
filed 2010-08-23
CIK 1433147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold L.P. Series B are included in Item 1:

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
ASSETS
U.S. Government securities, at fair value, (amortized cost of $4,598,949 and $4,449,809 as of June 30, 2010, and December 31, 2009, respectively)	$7,548,262	$5,999,748

Due from brokers	8,441,768	6,301,154

Futures contracts purchased	1,618,400	—

Unrealized appreciation on open forward contracts	18,662	81,845

Cash	1,565,111	2,672,099

Due from affiliate	5,599	—

Total assets	19,197,802	15,054,846

LIABILITIES

Unrealized depreciation on open forward contracts	35,439	154,871

Futures contracts purchased	—	818,974

Redemptions payable	2,626,108	9,890

Subscription received in advance	790,320	1,864,130

Futures contracts sold	38,398	7,812

Management fees payable	34,367	22,891

Fees payable	33,944	22,346

Total liabilities	3,558,576	2,900,914

NET ASSETS	$15,639,226	$12,153,932

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of June 30, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 26, 2010 (amortized cost $7,548,262), securities are held in margin accounts as collateral for open futures and forwards	$7,550,000	48.3%	$7,548,262

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1	18,662

Total unrealized appreciation on forward contracts		0.1	18,662

Unrealized depreciation on forward contracts
Currency		(0.2)	(35,439)

Total unrealized depreciation on forward contracts		(0.2)	(35,439)

Total forward contracts, at fair value		(0.1)	(10,504)

Futures contracts, at fair value
Futures contracts purchased
Currency		1.1	173,968
Energy		(0.0) *	(2,040)
Financial		4.0	631,876
Food & Fiber		0.1	16,445
Indices		(0.7)	(108,356)
Livestock		(0.1)	(10,160)
Metals
130 contracts of CMX Gold expiring August 2010		3.7	571,850
Other		2.2	344,817

Total Metals		5.9	916,667

Total futures contracts purchased		10.3	1,618,400

Futures contracts sold
Energy		0.1	7,860
Financial		(0.1)	(10,431)
Food & Fiber		(0.2)	(31,231)
Metals		(0.0) *	(4,596)

Total futures contracts sold		(0.2)	(38,398)

Total futures contracts, at fair value		10.1%	$1,580,002

Futures and forward contracts by country composition
Australia		(0.1)	(7,861)
European Monetary Union		1.3	209,072
Great Britain		1.0	148,928
Japan		1.8	276,057
United States		6.7	1,052,771
Other		(0.7)	(115,742)

Total futures and forward contracts by country		10.0%	$1,563,225

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $5,999,748), securities are held in margin accounts as collateral for open futures and forwards	$6,000,000	49.4%	$5,999,748

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	81,845

Total unrealized appreciation on forward contracts		0.7	81,845

Unrealized depreciation on forward contracts
Currency		(1.3)	(154,871)

Total unrealized depreciation on forward contracts		(1.3)	(154,871)

Total forward contracts, at fair value		(0.6)	(73,026)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.8)	(96,686)
Energy		0.5	57,516
Financial		(0.8)	(93,811)
Food & Fiber		1.3	152,043
Indices		2.1	257,035
Metals
104 contracts of CMX Gold expiring February 2010		(8.8)	(1,069,890)
Other		(0.2)	(25,181)

Total Metals		(9.0)	(1,095,071)

Total futures contracts purchased		(6.7)	(818,974)

Futures contracts sold
Energy		(0.0) *	(5,650)
Food & Fiber		(0.1)	(17,813)
Indices		(0.0) *	(3,170)
Livestock		(0.1)	(9,190)
Financial		0.2	28,011

Total futures contracts sold		(0.0) *	(7,812)

Total futures contracts, at fair value		(6.7)%	$(826,786)

Futures and forward contracts by country composition
Australian		0.1	17,853
European Monetary Union		(0.4)	(45,043)
Great Britain		0.1	14,810
Japan		0.3	37,973
United States		(7.8)	(953,468)
Other		0.2	28,063

Total futures and forward contracts by country		(7.5)%	$(899,812)

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009*
Investment income
Interest income	$571	$853	$1,052	$853
Other Income	—	—	5,599	—

Total income	571	853	6,651	853

Expenses
Brokerage commissions	132,051	27,716	252,232	27,716
Management fee	104,246	25,094	187,311	25,094
Incentive fee	29,803	—	29,803	—
Selling commission	68,427	16,059	123,380	16,059
Operating expenses	34,749	8,364	62,437	8,364
Other	660	1,102	856	1,102

Total expenses	369,936	78,335	656,019	78,335

Net investment loss	(369,365)	(77,482)	(649,368)	(77,482)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	1,899,211	(223,686)	240,440	(223,686)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(928,523)	(108,630)	2,463,037	(108,630)

Net gain (loss) on investments	970,688	(332,316)	2,703,477	(332,316)

Net increase (decrease) in net assets from operations	$601,323	$(409,798)	$2,054,109	$(409,798)

See accompanying notes to unaudited financial statements.

*	Data reflect the Three Months Ended June 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2010	2009*
Increase (decrease) in net assets from operations
Net investment loss	$(649,368)	$(77,482)
Net realized gain (loss) on futures and forward contracts	240,440	(223,686)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	2,463,037	(108,630)

Net increase (decrease) in net assets from operations	2,054,109	(409,798)

Capital share transactions
Issuance of Units	5,815,221	6,936,796
Redemption of Units	(4,384,036)	—
Redemption of non-unitized capital balance	—	(4,000)

Net increase in net assets from capital share transactions	1,431,185	6,932,796

Net increase in net assets	3,485,294	6,522,997

Net assets, beginning of period	12,153,932	4,000

Net assets, end of period	$15,639,226	$6,526,997

See accompanying notes to unaudited financial statements.

*	Data reflect the Three Months Ended June 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009*
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$2,054,109	$(409,798)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(12,845,935)	(1,649,836)
Maturities of U.S. government securities	11,300,000	—
Amortization of discounts and premiums	(2,579)	237
Due from brokers	(2,140,614)	(4,971,944)
Due to affiliate	—	4,000
Due from affiliate	(5,599)	—
Unrealized appreciation on open forward contracts	63,183	9,427
Unrealized depreciation on open forward contracts	(119,432)	—
Futures contracts purchased	(2,437,374)	99,200
Futures contracts sold	30,586	3
Management fees payable	11,476	—
Fees payable	11,598	22,710

Net cash used in operating activities	(4,080,581)	(6,896,002)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	4,741,411	7,847,774
Redemptions, net of change in redemptions payable	(1,767,818)	—
Redemptions of non-unitized capital balance	—	(4,000)

Net cash provided by financing activities	2,973,593	7,843,744

Net increase (decrease) in cash	(1,106,988)	947,722

Cash, beginning of period	2,672,099	4,000

Cash, end of period	$1,565,111	$951,772

See accompanying notes to unaudited financial statements.

*	Data reflect the Three Months Ended June 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
ASSETS
U.S. Government securities, at fair value (amortized cost of $2,949,313 and $1,549,939 as of June 30, 2010, and December 31, 2009, respectively)	$2,949,313	$1,549,939

Due from brokers	3,535,346	1,794,485

Futures contracts purchased	597,420	—

Unrealized appreciation on open forward contracts	2,406	—

Cash	1,140,554	1,739,581

Due from affiliate	5,599	—

Total assets	8,230,638	5,084,005

LIABILITIES

Unrealized depreciation on open forward contracts	8,679	—

Futures contracts purchased	—	278,229

Redemptions payable	25,177	—

Subscriptions received in advance	590,320	1,355,500

Futures contracts sold	8,902	3,078

Management fees payable	14,284	6,463

Fees payable	14,626	6,380

Total liabilities	661,988	1,649,650

NET ASSETS	$7,568,650	$3,434,355

Superfund Gold, L.P. Series A-1 Net Assets	$5,884,471	$2,524,291

Number of Units outstanding	4,899.287	2,388.395

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,201.09	$1,056.90

Superfund Gold, L.P. Series A-2 Net Assets	$1,684,179	$910,064

Number of Units outstanding	1,323.797	818.846

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,272.23	$1,111.40

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of June 30, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 26, 2010 (amortized cost $2,949,313), securities are held in margin accounts as collateral for open futures and forwards	$2,950,000	39.0%	$2,949,313

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.0 *	2,406

Total unrealized appreciation on forward contracts		0.0 *	2,406

Unrealized depreciation on forward contracts
Currency		(0.1)	(8,679)

Total unrealized depreciation on forward contracts		(0.1)	(8,679)

Total forward contracts, at fair value		(0.1)	(6,273)

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.7	54,856
Energy		0.0 *	595
Financial		2.5	191,518
Food & Fiber		0.1	6,007
Indices		(0.3)	(23,798)
Livestock		(0.0) *	(3,110)
Metals		4.9	371,352

Total futures contracts purchased		7.9	597,420

Futures Contracts Sold
Energy		0.1	3,940
Financial		(0.1)	(2,806)
Food & Fiber		(0.1)	(10,036)

Total futures contracts sold		(0.1)	(8,902)

Total futures contracts, at fair value		7.8	588,518

Futures and forward contracts by country composition
Australia		(0.0) *	(1,925)
European Monetary Union		0.8	62,735
Great Britain		0.6	47,305
Japan		1.2	89,335
United States		5.5	415,506
Other		(0.4)	(30,711)

Total futures and forward contracts by country		7.7%	$582,245

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $1,549,939), securities are held in margin accounts as collateral for open futures and forwards
	$1,550,000	45.1%	$1,549,939

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		(0.4)	(15,097)
Energy		(0.0) *	(1,336)
Financial		(0.3)	(8,773)
Food & Fiber		0.5	18,003
Indices		0.5	15,844
Metals
35 contracts of CMX Gold expiring February 2010		(6.8)	(263,040)
Other		(1.6)	(23,830)

Total Metals		(8.4)	(286,870)

Total futures contracts purchased		(8.1)	(278,229)

Futures Contracts Sold
Energy		(0.0) *	(780)
Financial		0.0 *	845
Food & Fiber		(0.1)	(2,063)
Livestock		(0.0) *	(1,080)

Total futures contracts sold		(0.1)	(3,078)

Total futures contracts, at fair value		(8.2)	(281,307)

Futures contracts by country composition
European Monetary Union		(0.4)	(14,015)
United States		(8.1)	(277,640)
Other		0.3	10,348

Total futures contracts by country		(8.2)%	$(281,307)

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009*
Investment income
Interest income	$718	$278	$920	$278
Other income	—	—	5,599	—

Total income	718	278	6,519	278

Expenses
Management fee	41,546	6,574	71,958	6,574
Brokerage commissions	36,962	2,146	67,968	2,146
Incentive fee	29,803	—	29,803	—
Selling commission	28,747	5,669	50,174	5,669
Operating expenses	13,849	2,191	23,986	2,191
Other	34	87	46	87

Total expenses	150,941	16,667	243,935	16,667

Net investment loss	(150,223)	(16,389)	(237,416)	(16,389)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	717,670	30,456	307,326	30,456
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(46,317)	(38,183)	863,552	(38,183)

Net gain (loss) on investments	671,353	(7,727)	1,170,878	(7,727)

Net increase (decrease) in net assets from operations	$521,130	$(24,116)	$933,462	$(24,116)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series A-1**	$85.33	$(20.29)	$165.01	$(20.29)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series A-1	$79.42	$(15.03)	$144.19	$(15.03)

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series A-2***	$88.26	$15.86	$180.54	$15.86

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series A-2	$88.03	$26.05	$160.83	$26.05

See accompanying notes to unaudited financial statements.

*	Data reflect the Three Months Ended June 30, 2009. The Fund’s inception was April 1, 2009.

**	Weighted average number of Units outstanding for Series A-1 for the Three Months Ended June 30, 2010 and June 30, 2009: 4,774.91 and 1,230.86, respectively; and for the Six Months Ended June 30, 2010 and June 30, 2009: 4,404.14 and 1,230.86, respectively.

***	Weighted average number of Units outstanding for Series A-2 for the Three Months Ended June 30, 2010 and June 30, 2009: 1,287.93 and 53.69, respectively; and for the Six Months Ended June 30, 2010 and June 30, 2009: 1,145.08 and 53.69, respectively.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2010	2009*
Increase (decrease) in net assets from operations
Net investment loss	$(237,416)	$(16,389)
Net realized gain on futures and forward contracts	307,326	30,456
Net change in unrealized appreciation (depreciation) on futures and forward contracts	863,552	(38,183)

Net increase (decrease) in net assets from operations	933,462	(24,116)

Capital share transactions
Issuance of Units	4,044,566	1,301,296
Redemption of Units	(843,733)	—
Redemption of non-unitized initial capital balance	—	(2,000)

Net increase in net assets from capital share transactions	3,200,833	1,299,296

Net increase in net assets	4,134,295	1,275,179

Net assets, beginning of period	3,434,355	2,000

Net assets, end of period	$7,568,650	$1,277,179

Series A-1 Units, beginning of period	2,388.395	—
Issuance of Series A-1 Units	3,204.224	1,351.985
Redemption of Units	(693.332)	—

Series A-1 Units, end of period	4,899.287	1,351.985

Series A-2 Units, beginning of period	818.846	—
Issuance of Series A-2 Units	514.221	57.481
Redemption of Units	(9.270)	—

Series A-2 Units, end of period	1,323.797	57.481

See accompanying notes to unaudited financial statements.

*	Data reflect the Three Months Ended June 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009*
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$933,462	$(24,116)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:

Changes in operating assets and liabilities:
Purchases of U.S. government securities	(4,748,455)	(499,950)
Maturities of U.S. government securities	3,350,000	—
Amortization of discounts and premiums	(919)	73
Due from brokers	(1,740,861)	(805,659)
Due to affiliate	—	2,000
Due from affiliate	(5,599)	—
Unrealized appreciation on open forward contracts	(2,406)	—
Futures contracts purchased	(875,649)	34,036
Unrealized depreciation on open forward contracts	8,679	—
Futures contracts sold	5,824	4,147
Management fees payable	7,821	—
Fees payable	8,246	5,253

Net cash used in operating activities	(3,059,857)	(1,284,217)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	3,279,386	1,508,296
Redemptions, net of change in redemptions payable	(818,556)	—
Redemptions of non-unitized capital balance	—	(2,000)

Net cash provided by financing activities	2,460,830	1,506,296

Net increase (decrease) in cash	(599,027)	222,079

Cash, beginning of period	1,739,581	2,000

Cash, end of period	$1,140,554	$224,079

See accompanying notes to unaudited financial statements.

*	Data reflect the Three Months Ended June 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
ASSETS
U.S. Government securities, at fair value, (amortized cost of $4,598,949 and $4,449,809 as of June 30, 2010, and December 31, 2009, respectively)	$4,598,949	$4,449,809

Due from brokers	4,906,422	4,506,669

Futures contracts purchased	1,020,980	—

Unrealized appreciation on open forward contracts	16,256	81,845

Cash	424,557	932,518

Total assets	10,967,164	9,970,841

LIABILITIES

Unrealized depreciation on open forward contracts	26,760	154,871

Futures contracts purchased	—	540,745

Redemptions payable	2,600,931	9,890

Subscription received in advance	200,000	508,630

Futures contracts sold	29,496	4,734

Management fees payable	20,083	16,428

Fees payable	19,318	15,966

Total liabilities	2,896,588	1,251,264

NET ASSETS	$8,070,576	$8,719,577

Superfund Gold, L.P. Series B-1 Net Assets	$4,942,790	$6,268,561

Number of Units outstanding	5,160.026	7,174.897

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$957.90	$873.68

Superfund Gold, L.P. Series B-2 Net Assets	$3,127,786	$2,451,016

Number of Units outstanding	3,184.379	2,763.500

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$982.23	$886.92

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of June 30, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 26, 2010 (amortized cost $4,598,949), securities are held in margin accounts as collateral for open futures and forwards	$4,600,000	56.4%	$4,598,949

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.2	16,256

Total unrealized appreciation on forward contracts		0.2	16,256

Unrealized depreciation on forward contracts
Currency		(0.3)	(26,760)

Total unrealized depreciation on forward contracts		(0.3)	(26,760)

Total forward contracts, at fair value		(0.1)	(10,504)

Futures contracts, at fair value
Futures contracts purchased
Currency		1.5	119,112
Energy		(0.0) *	(2,635)
Financial		5.4	440,358
Food & Fiber		0.1	10,438
Indices		(1.0)	(84,558)
Livestock		(0.1)	(7,050)
Metals
130 contracts of CMX Gold expiring August 2010		7.0	571,850
Other		(0.3)	(26,535)

Total Metals		6.7	545,315

Total futures contracts purchased		12.6	1,020,980

Futures contracts sold
Energy		0.1	3,920
Financial		(0.1)	(7,625)
Food & Fiber		(0.3)	(21,195)
Metals		(0.1)	(4,596)

Total futures contracts sold		(0.4)	(29,496)

Total futures contracts, at fair value		12.2%	$991,484

Futures and forward contracts by country composition
Australia		(0.1)	(5,936)
European Monetary Union		1.8	146,337
Great Britain		1.3	101,623
Japan		2.3	186,722
United States		7.8	637,265
Other		(1.0)	(85,031)

Total futures and forward contracts by country		12.1%	$980,980

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $4,449,809), securities are held in margin accounts as collateral for open futures and forwards	$4,450,000	51.0%	$4,449,809

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.9	81,845

Total unrealized appreciation on forward contracts		0.9	81,845

Unrealized depreciation on forward contracts
Currency		(1.7)	(154,871)

Total unrealized depreciation on forward contracts		(1.7)	(154,871)

Total forward contracts, at fair value		(0.8)	(73,026)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.9)	(81,589)
Energy		0.7	58,852
Financial		(1.0)	(85,038)
Food & Fiber		1.5	134,040
Indices		2.8	241,191
Metals
104 contracts of CMX Gold expiring February 2010		(9.3)	(806,850)
Other		(0.0) *	(1,351)

Total Metals		(9.3)	(808,201)

Total futures contracts purchased		(6.2)	(540,745)

Futures contracts sold
Energy		(0.1)	(4,870)
Food & Fiber		(0.2)	(15,750)
Indices		(0.0) *	(3,170)
Livestock		(0.1)	(8,110)
Financial		0.3	27,166

Total futures contracts sold		(0.1)	(4,734)

Total futures contracts, at fair value		(6.3)%	$(545,479)

Futures and forward contracts by country composition
Australian		0.2	17,853
European Monetary Union		(0.4)	(31,028)
Great Britain		0.2	14,810
Japan		0.4	37,973
United States		(7.7)	(675,828)
Other		0.2	17,715

Total futures and forward contracts by country		(7.1)%	$(618,505)

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009*
Investment income
Interest income	$(147)	$575	$132	$575

Total income	(147)	575	132	575

Expenses
Brokerage commissions	95,089	25,570	184,264	25,570
Management fee	62,700	18,520	115,353	18,520
Selling commission	39,680	10,390	73,206	10,390
Operating expenses	20,900	6,173	38,451	6,173
Other	626	1,015	810	1,015

Total expenses	218,995	61,668	412,084	61,668

Net investment loss	(219,142)	(61,093)	(411,952)	(61,093)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	1,181,541	(254,142)	(66,886)	(254,142)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(882,206)	(70,447)	1,599,485	(70,447)

Net gain (loss) on investments	299,335	(324,589)	1,532,599	(324,589)

Net increase (decrease) in net assets from operations	$80,193	$(385,682)	$1,120,647	$(385,682)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series B-1**	$7.67	$(112.27)	$100.29	$(112.27)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series B-1	$0.19	$(82.49)	$84.22	$(82.49)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series B-2***	$5.96	$(81.03)	$104.43	$(81.03)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series B-2	$5.11	$(78.28)	$95.31	$(78.28)

See accompanying notes to unaudited financial statements.

*	Data reflect the Three Months Ended June 30, 2009. The Fund’s inception was April 1, 2009.

**	Weighted average number of Units outstanding for Series B-1 for the Three Months Ended June 30, 2010 and June 30, 2009: 7,990.92 and 2,420.90, respectively; and for the Six Months Ended June 30, 2010 and June 30, 2009: 7,928.88 and 2,420.90, respectively.

***	Weighted average number of Units outstanding for Series B-2 for the Three Months Ended June 30, 2010 and June 30, 2009: 3,169.35 and 1,405.35, respectively; for the Six Months Ended June 30, 2010 and June 30, 2009: 3,116.25 and 1,405.35, respectively.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2010	2009*
Increase (decrease) in net assets from operations
Net investment loss	$(411,952)	$(61,093)
Net realized loss on futures and forward contracts	(66,886)	(254,142)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,599,485	(70,447)

Net increase (decrease) in net assets from operations	1,120,647	(385,682)

Capital share transactions
Issuance of Units	1,770,655	5,635,500
Redemption of Units	(3,540,303)	—
Redemption of non-unitized capital balance	—	(2,000)

Net increase (decrease) in net assets from capital share transactions	(1,769,648)	5,633,500

Net increase (decrease) in net assets	(649,001)	5,247,818

Net assets, beginning of period	8,719,577	2,000

Net assets, end of period	$8,070,576	$5,249,818

Series B-1 Units, beginning of period	7,174.897	—
Issuance of Series B-1 Units	1,422.510	4,485.845
Redemption of Units	(3,437.381)	—

Series B-1 Units, end of period	5,160.026	4,485.845

Series B-2 Units, beginning of period	2,763.500	—
Issuance of Series B-2 Units	623.925	1,777.326
Redemption of Units	(203.046)	—

Series B-2 Units, end of period	3,184.379	1,777.326

See accompanying notes to unaudited financial statements.

*	Data reflect the Three Months Ended June 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009*
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$1,120,647	$(385,682)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(8,097,480)	(1,149,886)
Maturities of U.S. government securities	7,950,000	—
Amortization of discounts and premiums	(1,660)	164
Due from brokers	(399,753)	(4,166,285)
Due to affiliate	—	2,000
Unrealized appreciation on open forward contracts	65,589	9,427
Unrealized depreciation on open forward contracts	(128,111)	—
Futures contracts purchased	(1,561,725)	65,164
Futures contracts sold	24,762	(4,144)
Management fees payable	3,655	—
Fees payable	3,352	17,457

Net cash used in operating activities	(1,020,724)	(5,611,785)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,462,025	6,339,478
Redemptions, net of change in redemptions payable	(949,262)	—
Redemptions of non-unitized capital balance	—	(2,000)

Net cash provided by financing activities	512,763	6,337,478

Net increase (decrease) in cash	(507,961)	725,693

Cash, beginning of period	932,518	2,000

Cash, end of period	$424,557	$727,693

See accompanying notes to unaudited financial statements.

*	Data reflect the Three Months Ended June 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2010
SUPERFUND GOLD, L.P.
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
Effective with the filing of this Form 10-Q, unaudited financial statements are presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually, in accordance with the rules and regulations of the SEC.
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
Superfund Capital Management has evaluated the application of Accounting Standards Codification (“ASC”) 740, Income Taxes, to the Fund, and has determined whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, Superfund Capital Management has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2009 tax year generally remains subject to examination by the U.S. federal and most state tax authorities.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires Superfund Capital Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results may differ from the estimates.
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
3. Fair Value Measurements
The Fund follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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
Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended June 30, 2010, the Fund held no derivative contracts valued using Level 3 inputs.
The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2010, and December 31, 2009:

Superfund Gold, L.P.

	Balance
	June 30,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$7,548,262	$—	$7,548,262	$—
Unrealized appreciation on open forward contracts	18,662	—	18,662	—
Futures contracts purchased	1,618,400	1,618,400	—	—

Total Assets Measured at Fair Value	$9,185,324	$1,618,400	$7,566,924	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$35,439	$26,760	$8,679	$—
Futures contracts sold	38,398	8,902	29,496	—

Total Liabilities Measured at Fair Value	$73,837	$35,662	$38,175	$—

Series A.

	Balance
	June 30,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$2,949,313	$—	$2,949,313	$—
Unrealized appreciation on open forward contracts	2,406	—	2,406	—
Futures contracts purchased	597,420	597,420	—	—

Total Assets Measured at Fair Value	$3,549,139	$597,420	$2,951,719	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$8,679	$—	$8,679	$—
Futures contracts sold	8,902	8,902	—	—

Total Liabilities Measured at Fair Value	$17,581	$8,902	$8,679	$—

Series B.

	Balance
	June 30,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,598,949	$—	$4,598,949	$—
Unrealized appreciation on open forward contracts	16,256	—	16,256	—
Futures contracts purchased	1,020,980	1,020,980	—	—

Total Assets Measured at Fair Value	$5,636,185	$1,020,980	$4,615,205	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$26,760	$26,760	$—	$—
Futures contracts sold	29,496	—	29,496	—

Total Liabilities Measured at Fair Value	$56,256	$26,760	$29,496	$—

Superfund Gold, L.P.

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$5,999,748	$—	$5,999,748	$—
Unrealized appreciation on open forward contracts	81,845	—	81,845	—

Total Assets Measured at Fair Value	$6,081,593	$—	$6,081,593	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$154,871	$—	$154,871	$—
Futures contracts purchased	818,974	818,974	—	—
Futures contracts sold	7,812	7,812	—	—

Total Liabilities Measured at Fair Value	$981,657	$826,786	$154,871	$—

Series A.

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$1,549,939	$—	$1,549,939	$—

Total Assets Measured at Fair Value	$1,549,939	$—	$1,549,939	$—

LIABILITIES
Futures contracts purchased	$278,229	$278,229	$—	$—
Futures contracts sold	3,078	3,078	—	—

Total Liabilities Measured at Fair Value	$281,307	$281,307	$—	$—

Series B.

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,449,809	$—	$4,449,809	$—
Unrealized appreciation on open forward contracts	81,845	—	81,845	—

Total Assets Measured at Fair Value	$4,531,654	$—	$4,531,654	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$154,871	$—	$154,871	$—
Futures contracts purchased	540,745	540,745	—	—
Futures contracts sold	4,734	4,734	—	—

Total Liabilities Measured at Fair Value	$700,350	$545,479	$154,871	$—

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

Derivative instruments held by the Fund do not qualify as derivative instruments held as hedging instruments, as defined in ASC 815. Instead, the Fund includes derivative instruments in its trading activity. Per the requirements of ASC 815, the Fund discloses the gains and losses on its trading activities for both derivative and nonderivative instruments in the Statement of Operations.
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
Series A:
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2010, is as follows:
Superfund Gold, L.P.:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	June 30, 2010	at June 30, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$18,662	$—	$18,662

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(35,439)	(35,439)

Futures contracts	Futures contracts purchased & futures contacts sold	1,618,400	(38,398)	1,580,002

Totals		$1,637,062	$(73,837)	$1,563,225

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2010:

			Change in Unrealized
			Appreciation
Derivatives not			(Depreciation) on
Designated as Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	Derivatives
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized	Recognized
815	Income	in Income	in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(176,916)	$(23,211)

Futures contracts	Net realized gain (loss) on futures and forward contracts	2,076,127	(905,312)

Total		$1,899,211	$(928,523)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010:

			Change in Unrealized
			Appreciation
Derivatives not			(Depreciation) on
Designated as Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	Derivatives
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	Recognized
815	Income	Income	in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(365,721)	$56,249

Futures contracts	Net realized gain on futures and forward contracts	606,161	2,406,788

Total		$240,440	$2,463,037

Effects of Derivative Instruments on the Statement of Operations for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

			Change in Unrealized
			Appreciation
Derivatives not			(Depreciation) on
Designated as Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	Derivatives
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized	Recognized
815	Income	in Income	in Income
Foreign exchange contracts	Net realized gain on futures and forward contracts	$(123,140)	$(73,026)

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,731,610	(826,786)

Total		$1,608,470	$(899,812)

	As of June 30, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of			% of	Net Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$16,147	0.1		$(36,292)	(0.2)	$3,920	0.0	*	$(552)	0.0 *	$(16,777)
Currency	216,944	1.4		(42,976)	(0.3)	—	—		—	—	173,968
Financial	631,876	4.0		—	—	—	—		(10,431)	(0.1)	621,445
Food & Fiber	18,901	0.1		(2,456)	(0.0) *	7,124	0.0	*	(38,355)	(0.2)	(14,786)
Indices	175	0.0	*	(108,531)	(0.7)	—	—		—	—	(108,356)
Metals	949,980	6.1		(33,313)	(0.2)	—	—		(4,596)	(0.0) *	912,071
Livestock	—	—		(10,160)	(0.1)	—	—		—	—	(10,160)
Energy	1,225	0.0	*	(3,265)	(0.0) *	7,860	0.1		—	—	5,820

Totals	$1,835,248	11.7		$(236,993)	(1.5)	$18,904	0.1		$(53,934)	(0.3)	$1,563,225

*	Due to rounding

Superfund Gold, L.P. average monthly contract volume by market sector as of quarter ended June 30, 2010:

	Average Number of	Average Number of	Average Value of	Average Value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	59	77	$284,812	$304,936

	Average Number of Long	Average Number of
	Contracts	Short Contracts
Currency	498	—
Financial	1088	384
Food & Fiber	123	135
Indices	476	26
Metals	266	76
Livestock	12	4
Energy	153	159

Totals	2,675	861

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(176,916)	$(23,211)	$(200,127)
Currency	(351,331)	(15,964)	(367,295)
Financial	1,354,276	(2,696)	1,351,580
Food & Fiber	(58,572)	(194,849)	(253,421)
Indices	(367,565)	(324,725)	(692,290)
Metals	1,946,471	474,498	2,420,969
Livestock	(13,440)	(10,160)	(23,600)
Energy	(433,712)	(831,416)	(1,265,128)

Total net trading gains (losses)	$1,899,211	$(928,523)	$970,688

	For the Six Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(365,721)	$56,249	$(309,472)
Currency	(710,831)	270,654	(440,177)
Financial	1,503,854	687,245	2,191,099
Food & Fiber	(176,123)	(149,016)	(325,139)
Indices	27,426	(362,221)	(334,795)
Metals	481,345	2,007,142	2,488,487
Livestock	(79,160)	(970)	(80,130)
Energy	(440,350)	(46,046)	(486,396)

Total net trading gains	$240,440	$2,463,037	$2,703,477

Series A:
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2010, is as follows:

	Statement of Assets		Liability
	and Liabilities	Asset Derivatives	Derivatives at June
Type of Instrument	Location	at June 30, 2010	30, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$2,406	$—	$2,406

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(8,679)	(8,679)

Futures contracts	Futures contracts purchased & futures contacts sold	597,420	(8,902)	588,518

Totals		$599,826	$(17,581)	$582,245

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2010:

			Change in
			Unrealized
	Location of Gain	Realized Gain	Appreciation
Derivatives not	(Loss) on	(Loss) on	(Depreciation) on
Designated as	Derivatives	Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(19,919)	$(10,340)

Futures contracts	Net realized gain (loss) on futures and forward contracts	737,589	(35,977)

Total		$717,670	$(46,317)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010:

			Change in
			Unrealized
	Location of Gain	Realized Gain	Appreciation
Derivatives not	(Loss) on	(Loss) on	(Depreciation) on
Designated as	Derivatives	Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(23,533)	$(6,274)

Futures contracts	Net realized gain on futures and forward contracts	330,859	869,826

Total		$307,326	$863,552

Effects of Derivative Instruments on the Statement of Operations for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

			Change in
			Unrealized
	Location of Gain	Realized Gain	Appreciation
Derivatives not	(Loss) on	(Loss) on	(Depreciation) on
Designated as	Derivatives	Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign exchange contracts	Net realized gain on futures and forward contracts	$866	$0

Futures contracts	Net realized gain (loss) on futures and forward contracts	694,820	(281,307)

Total		$695,686	$(281,307)

	As of June 30, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of			% of	Net Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$2,031	0.0	*	$(8,679)	(0.1)	$375	0.0	*	$—	—	$(6,273)
Currency	69,244	0.9		(14,388)	(0.2)	—	—		—	—	54,856
Financial	191,518	2.4		—	—	—	—		(2,806)	(0.0)*	188,712
Food & Fiber	6,217	0.1		(210)	(0.0)*	2,374	0.0	*	(12,410)	(0.1)	(4,029)
Indices	49	0.0	*	(23,847)	(0.3)	—	—		—	—	(23,798)
Metals	378,130	5.0		(6,778)	(0.1)	—	—		—	—	371,352
Livestock	—	—		(3,110)	(0.0)*	—	—		—	—	(3,110)
Energy	1,225	0.0	*	(630)	(0.0)*	3,940	0.1		—	—	4,535

Totals	$648,414	8.4		$(57,642)	(0.7)	$6,689	0.1		$(15,216)	(0.1)	$582,245

*	Due to rounding
Series A average monthly contract volume by market sector as of quarter ended June 30, 2010:

	Average Number of	Average Number of	Average Value of	Average Value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	15	20	$42,583	$38,566

	Average Number of Long	Average Number of
	Contracts	Short Contracts
Currency	147	—
Financial	320	110
Food & Fiber	29	39
Indices	127	6
Metals	81	19
Livestock	4	1
Energy	38	44

Totals	761	239

Series A trading results by market sector:

	For the Three Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(19,919)	$(10,340)	$(30,259)
Currency	(97,125)	325	(96,800)
Financial	369,117	13,471	382,588
Food & Fiber	(9,687)	(56,820)	(66,507)
Indices	(74,813)	(72,251)	(147,064)
Metals	700,848	250,812	951,660
Livestock	(4,320)	(3,110)	(7,430)
Energy	(146,431)	(168,404)	(314,835)

Total net trading gains (losses)	$717,670	$(46,317)	$671,353

	For the Six Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(23,533)	$(6,274)	$(29,807)
Currency	(175,095)	69,953	(105,142)
Financial	404,283	196,640	600,923
Food & Fiber	(54,002)	(19,969)	(73,971)
Indices	3,642	(39,642)	(36,000)
Metals	312,321	658,223	970,544
Livestock	(17,650)	(2,030)	(19,680)
Energy	(142,640)	6,651	(135,989)

Total net trading gains	$307,326	$863,552	$1,170,878

Series B:
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2010, is as follows:

	Statement of Assets		Liability
	and Liabilities	Asset Derivatives	Derivatives at June
Type of Instrument	Location	at June 30, 2010	30, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$16,256	$—	$16,256

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(26,760)	(26,760)

Futures contracts	Futures contracts purchased & futures contacts sold	1,020,980	(29,496)	991,484

Totals		$1,037,236	$(56,256)	$980,980

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2010:

			Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized
815	Income	Income	in Income
Foreign Exchange contracts	Net realized loss on futures and forward contracts	$(156,997)	$(12,871)

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,338,538	(869,335)

Total		$1,181,541	$(882,206)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010:

			Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized
815	Income	Income	in Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	$(342,188)	$62,523

Futures contracts	Net realized gain on futures and forward contracts	275,302	1,536,962

Total		$(66,886)	$1,599,485

Effects of Derivative Instruments on the Statement of Operations for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

			Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized
815	Income	Income	in Income
Foreign Exchange contracts	Net realized loss on futures and forward contracts	$(124,006)	$(73,026)

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,036,790	(545,479)

Total		$912,784	$(618,505)

	As of June 30, 2010
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$14,116	0.2	$(27,613)	(0.3)	$3,545	0.0	*	$(552)	(0.0) *	$(10,504)
Currency	147,700	1.9	(28,588)	(0.4)	—	—		—	—	119,112
Financial	440,358	5.4	—	—	—	—		(7,625)	(0.1)	432,733
Food & Fiber	12,684	0.1	(2,246)	(0.0) *	4,750	0.0	*	(25,945)	(0.3)	(10,757)
Indices	126	0.0	(84,684)	(1.0)	—	—		—	—	(84,558)
Metals	571,850	7.0	(26,535)	(0.3)	—	—		(4,596)	(0.1)	540,719
Livestock	—	—	(7,050)	(0.1)	—	—		—	—	(7,050)
Energy	—	—	(2,635)	(0.0) *	3,920	0.1		—	—	1,285

Totals	$1,186,834	14.6	$(179,351)	(2.1)	$12,215	0.1		$(38,718)	(0.5)	$980,980

*	Due to rounding
Series B average monthly contract volume by market sector for quarter ended June 30, 2010:

	Average Number	Average	Average Value	Average Value
	of Long	Number of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	44	57	$242,229	$266,370

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	351	—
Financial	768	274
Food & Fiber	94	96
Indices	349	20
Metals	185	57
Livestock	8	3
Energy	115	115

Totals	1,914	622

Series B trading results by market sector

	For the Three Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(156,997)	$(12,871)	$(169,868)
Currency	(254,206)	(16,289)	(270,495)
Financial	985,159	(16,167)	968,992
Food & Fiber	(48,885)	(138,029)	(186,914)
Indices	(292,752)	(252,474)	(545,226)
Metals	1,245,623	223,686	1,469,309
Livestock	(9,120)	(7,050)	(16,170)
Energy	(287,281)	(663,012)	(950,293)

Total net trading gains (losses)	$1,181,541	$(882,206)	$299,335

	For the Six Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(342,188)	$62,523	$(279,665)
Currency	(535,736)	200,701	(335,035)
Financial	1,099,571	490,605	1,590,176
Food & Fiber	(122,121)	(129,047)	(251,168)
Indices	23,784	(322,579)	(298,795)
Metals	169,024	1,348,919	1,517,943
Livestock	(61,510)	1,060	(60,450)
Energy	(297,710)	(52,697)	(350,407)

Total net trading gains (losses)	$(66,886)	$1,599,485	$1,532,599

5. Due from/to brokers
Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of June 30, 2010, there were no amounts due to brokers.
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
7. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus of the Fund dated November 3, 2009, included within the Registration Statement on Form S-1 (File No. 333-151632), Superfund USA, Inc., (“Superfund USA”) an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commissions” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds price of such Unit.
Superfund Capital Management will also be paid a monthly performance fee equal to 25% of any new appreciation without respect to interest income. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered.
8. Financial highlights
Financial highlights for the period January 1 through June 30, 2010 are as follows:

	2010
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	13.6%	14.5%	9.6%	10.7%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	13.6%	14.5%	9.6%	10.7%

	2010
	Series A-1	Series A-2	Series B-1	Series B-2
Ratios to average partners’ capital*
Operating expenses before incentive fees	7.5%	5.4%	8.8%	6.8%
Incentive fees	0.4%	0.7%	0.0%	0.0%

Total expenses	7.9%	6.1%	8.8%	6.8%

Net investment loss*	(7.2)%	(5.4)%	(8.8)%	(6.8)%

Net asset value per unit, beginning of period	$1,056.90	$1,111.40	$873.68	$886.92
Net investment loss	(45.15)	(39.65)	(40.00)	(31.32)
Net gain on investments	189.34	200.48	124.22	126.63

Net asset value per unit, end of period	$1,201.09	$1,272.23	$957.90	$982.23

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$165.01	$180.54	$100.29	$104.43

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$144.19	$160.83	$84.22	$95.31

*	Annualized for periods less than a year
Financial highlights for the period January 1 through June 30, 2009 are as follows (the Fund’s inception was April 1, 2009):

	2009
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	(1.6)%	2.8%	(9.0)%	(8.5)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(1.6)%	2.8%	(9.0)%	(8.5)%

Ratios to average partners’ capital*
Operating expenses before incentive fees	5.9%	4.0%	9.5%	6.3%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	5.9%	4.0%	9.5%	6.3%

Net investment loss*	(5.8)%	(3.9)%	(9.4)%	(6.2)%

Net asset value per unit, beginning of period	$919.50	$919.50	$919.50	$919.50
Net investment loss	(13.29)	(6.20)	(20.24)	(13.48)
Net gain on investments	(1.74)	32.25	(62.25)	(64.80)

Net asset value per unit, end of period	$904.47	$945.55	$837.01	$841.22

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(20.29)	$15.86	$(112.27)	$(81.03)

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$(15.03)	$26.05	$(82.49)	$(78.28)

*	Annualized for periods less than a year
Financial highlights for the period April 1 through June 30, 2010 are as follows:

		2010
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	7.1%	7.4%	0.0%	0.5%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	7.1%	7.4%	0.0%	0.5%

	2010
	Series A-1	Series A-2	Series B-1	Series B-2
Ratios to average partners’ capital*
Operating expenses before incentive fees	7.1%	5.1%	8.5%	6.5%
Incentive fees	0.4%	0.5%	0.0%	0.0%

Total expenses	7.5%	5.6%	8.5%	6.5%

Net investment loss*	(7.1)%	(5.1)%	(8.5)%	(6.5)%

Net asset value per unit, beginning of period	$1,121.67	$1,184.20	$957.71	$977.12
Net investment loss	(25.26)	(22.56)	(20.75)	(16.30)
Net gain (loss) on investments	104.68	110.59	20.94	21.41

Net asset value per unit, end of period	$1,201.09	$1,272.23	$957.90	$982.23

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$85.33	$88.26	$7.67	$5.96

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$79.42	$88.03	$0.19	$5.11

*	Annualized for periods less than a year
Financial highlights for the period April 1 through June 30, 2009 are as follows (the Fund’s inception was April 1, 2009):

	2009
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	(1.6)%	2.8%	(9.0)%	(8.5)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(1.6)%	2.8%	(9.0)%	(8.5)%

Ratios to average partners’ capital*
Operating expenses before incentive fees	5.9%	4.0%	9.5%	6.3%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	5.9%	4.0%	9.5%	6.3%

Net investment loss*	(5.8)%	(3.9)%	(9.4)%	(6.2)%

Net asset value per unit, beginning of period	$919.50	$919.50	$919.50	$919.50
Net investment loss	(13.29)	(6.20)	(20.24)	(13.48)
Net gain (loss) on investments	(1.74)	32.25	(62.25)	(64.80)

Net asset value per unit, end of period	$904.47	$945.55	$837.01	$841.22

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(20.29)	$15.86	$(112.27)	$(81.03)

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$(15.03)	$26.05	$(82.49)	$(78.28)

*	Annualized for periods less than a year
Financial highlights are calculated for each Series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.
9. Financial instrument risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term “off balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
For the Fund, gross unrealized gains and losses related to exchange-traded futures were $1,834,085 and $254,083 respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $20,067 and $36,844, respectively, at June 30, 2010.
For Series A, gross unrealized gains and losses related to exchange-traded futures were $652,697 and $64,179 respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $2,406 and $8,679, respectively, at June 30, 2010.
For Series B, gross unrealized gains and losses related to exchange-traded futures were $1,181,388 and $189,904, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $17,661 and $28,165, respectively, at June 30, 2010.
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
The majority of these futures and forwards mature within one year of June 30, 2010. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
Limited Partners may request any or all of their investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000. A request for less than a full redemption that would reduce a Limited Partner’s remaining investment to less than $5,000 will be treated as a request for full redemption. Limited Partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the effective date of the redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are the subject of such default or delay, and Limited Partners will be paid their pro rata portion of the redemption amount not subject to defaults or delays.

11. Subsequent events
Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were filed and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2010, subscriptions totaling $1,771,971 in the Fund have been accepted and redemptions over the same period totaled $4,110,133. For the quarter ended June 30, 2010, subscriptions totaling $1,142,593 in Series A-1, $134,377 in Series A-2, $426,001 in Series B-1, and $69,000 in Series B-2 have been accepted and redemptions over the same period totaled $735,398 in Series A-1, $11,795 in Series A-2, $3,325,178 in Series B-1 and $37,762 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forwards markets. Specifically, the Fund trades a portfolio of more than 120 futures and forwards markets using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.
LIQUIDITY
Most U.S. commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Fund’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.
Trading in forward contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay could be exacerbated to the extent a counterparty is not a U.S. person.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2010
Fund results for 2nd Quarter 2010:
In June, the Fund’s allocations to global equity indices underperformed as volatile action resulted in losses. Extremely poor housing and retail sales figures spurred profit-taking, leaving front-month Dow Jones Industrial Average (the “Dow”) futures down 3.5% on the month. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector for the month. Stronger results were obtained in the global bond markets as weaker than expected fundamental and inflation data complemented intensifying euro area sovereign debt risk, thus prompting widespread buying of bonds. September 30-year

U.S. Treasury bonds surged after U.S. employment increased less than previously forecast with private payrolls accounting for only 10.0% of the jobs added. A mixture of long and short positions led the Fund to an overall gain in the bond sector for the month. Allocations to the energy sector underperformed amid significant losses in natural gas futures following an 18% rally through mid-month. Mild weather moved in toward the end of the month, sending values sharply lower and leaving the August contract with only a modest gain of 4.7%. A mixture of long and short positions led the Fund to an overall loss in the energy sector for the month. The Fund’s gold hedge experienced gains as gold futures posted new all-time highs as unease surrounding the sustainability of the global recovery continued to mount. In euro terms, gold traded near the €1,050/oz. level due to early month news of a possible Hungarian default and ongoing civil strife in Europe. Meanwhile in the U.S., poor retail sales, weak consumer confidence, and falling housing figures supported August gold to a gain of 2.5%. Growing concern surrounding Chinese growth also cast a pall over risk assets, providing support to gold into month-end.
In May, the Fund’s allocation to global equities lost ground as weakness in the global financial system from April carried over into the month. Germany’s Dax, England’s FTSE, and the Dow finished the month down 2.1%, 5.2%, and 7.6%, respectively. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector on the month. The Fund’s long positions in the global bond futures markets provided positive returns as the sovereign debt crisis in the euro area intensified, prompting the purchase of safe-haven government securities. Front-month U.S. 30-year Treasury bonds posted 18-month highs on speculation that the debt contagion could hamper the fragile global economic rebound. The Fund’s long positions in the bond sector led to an overall gain on the month. Fallout from a lack of European consensus in dealing with the sovereign debt crisis triggered soaring borrowing costs that closely resembled the levels of mistrust seen following the 2008 collapse of Lehman Brothers. The euro and Swiss franc fell 7.3% and 6.8%, respectively, while the regional currencies of Hungary, Poland, and Denmark also declined 11.0%, 12.7%, and 7.8%, respectively. The Fund experienced an overall loss on the month from its mixture of long and short currency sector positions. July crude oil traded as low as $67.24 per barrel on May 25th before a late-month rally based on strong consumer confidence and durable goods orders led to a close of $73.98, which still represented a 16.2% loss for the month. Gasoline and heating oil followed crude oil lower as front-month contracts finished the month down 15.4% and 14.1%, respectively. A mixture of long and short positions led the Fund to a relatively large loss in the energies sector for the month. August gold futures endured volatile price action during the month of May and finished 2.7% higher in U.S. dollar terms, while adding 11.2% in euro terms. Futures rallied to a new record high by mid-month amid concerns that the European debt crisis could worsen to the point that the euro would no longer be considered a fiat currency. The Fund’s gold hedge experienced an overall gain on the month.
In April, markets around the globe finished with mixed results. Stocks came under acute pressure in Europe as concerns continued over the financial condition of several European Union members. Japan’s Nikkei and Australia’s SPI finished with modest losses, down 0.4% and 1.2%, respectively, while gains were seen in Taiwan and Singapore, finishing 1.1% and 3.1% higher, respectively, as those economies benefited from rebounding export demand. In the U.S., the NASDAQ and Dow finished the month 2.1% and 1.5% higher, respectively. A mixture of long and short positions led the Fund to an overall gain on the month in the stock indices sector. Early month news that the U.S. economy added 162,000 jobs combined with excellent growth in the U.S. services industry to propelled crude oil futures to their highest levels since the fall of 2008. Later in the month, excellent U.S. corporate earnings, rising consumer confidence, and the loss of a production platform in the Gulf of Mexico propelled July crude to a 4.3% gain. June gasoline futures finished 4.1% higher as a late month inventory report showed supplies had fallen more than expected. A mixture of long and short positions led the Fund to an overall gain in the energies sector on the month. The Fund experienced strong gains on its June gold futures, as the metal finished the month 5.8% higher. The Fund’s long positions in the metals sector resulted in gains for the month.
For the second quarter of 2010, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the energy sector.
Three Months Ended March 31, 2010
Fund results for 1st Quarter 2010:
In March, the Fund saw excellent results in the equities sector as global stock markets throughout the world surged. Rising business confidence in Germany propelled the DAX to a gain of 9.7%, while Italy’s MIB40, Spain’s IBEX, and Poland’s WIG20 finished up 8.5%, 4.8% and 12.6%, respectively. In Asia, Japan’s Nikkei finished up 10.3%, and in the U.S., the S&P 500 and Dow finished up 6.0% and 5.3%, respectively. A mixture of long and short positions in the stock indices sector led to a gain for the Fund for the month. The Fund continued to experience significant gains from its energy positions as global economic strength propelled crude oil demand expectations higher while warm weather and inflated inventories extended the downtrend in natural gas prices. Front-month crude oil futures finished up 4.7% on the month. The U.S. increased the number of natural gas rigs to 941, up 16.0% from a year earlier. These factors, combined with a mild weather forecast, sent front-month natural gas down, finishing 19.6% lower on the month. A mixture of long and short positions in the energy sector led to a gain for the Fund for the month. The Fund also experienced solid results in its long metals positions as base metals surged despite the stronger U.S. dollar. London copper finished 8.4% higher as exchange inventories fell for most of the month. London nickel rose to its highest level since June 2008, finishing 17.9% higher. The Fund’s long positions in the metals sector resulted in an overall gain for the month. Front-month gold futures experienced sideways price action during the month of March and closed with a slight decline in U.S. dollar terms. In relation to the euro, the rally in gold futures continued and reached another record high as the worries regarding the European sovereign debt crisis widened.
In February, world bond markets experienced volatile action as sovereign debt contagion worries spread while economic data showed promising signs. The Fund’s net short position in U.S. 30-year Treasury bonds fell prey to small losses as futures rallied near month-end despite better than expected economic reports. In Europe, March bonds surged at month-end to finish moderately higher, producing overall gains for the Fund’s long positions. Overall, a mixture of long and short positions in the bonds sector produced a gain for the Fund for the month. Global short-term interest rate futures traded higher in February, continuing a strong-upward trend and providing the Fund with positive returns. In the U.S., three-month Eurodollar futures rallied to new highs after the Federal Reserve unexpectedly raised the discount rate but reaffirmed that the federal funds rate will remain at exceptionally low levels for an extended period. The Fund’s long positions in the interest rates sector resulted in a gain for the month. Fundamentals in the grain sector improved enough to offset the U.S. dollar rally. May soybeans, wheat and corn finished the month 3.9%, 6.3% and 5.7% higher, respectively. A mixture of long and short positions in the grains sector led to a loss for the Fund on the month. The Fund experienced solid returns in global energy markets in February as macroeconomic data continued to impress. Crude oil finished 8.5% higher, while the ample supply of natural gas proved too much to keep prices high for long. Natural gas finished 6.1% lower, benefiting the Fund’s short positions in this market. A mixture of long and short positions in the energy sector led to an overall loss for the Fund on the month. New York and London front-month sugar futures reversed sharply, finishing the month 19.2% and 9.8% lower, respectively, while May New York cocoa contracts lost 10.2% on the month. Chinese cotton production was estimated to have fallen 15.0% from the prior year, propelling May cotton to a gain of 16.7% on the month. A mixture of long and short positions in the agricultural sector led to a loss for the Fund on the month. In the month of February, front-month gold futures rallied and finished the month with a gain of 3.31%. Buying was attributed to investors exiting the euro due to the intensifying Greek sovereign debt crisis and seeking the safety of gold as an alternative currency. Gold futures proceeded to trade to a record-high in euro currency terms near month-end.
In January, global equities continued to trend higher but reversed sharply by month’s end. In the U.S., the Dow and Nasdaq Composite Index finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the United Kingdom’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the greenback following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7.0% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17.0%, while lead and copper lost 17.1% and 9.0%, respectively on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month. Front-month gold futures ended the month of January down 1.35% as the U.S. dollar appreciated amid widespread deleveraging, which decreased the buying of gold as an alternative investment. The combination of the Chinese moving to limit excessive growth in their economy and the U.S. government’s planned initiative to ban proprietary trading by U.S. banks contributed to the decline.
For the first quarter of 2010, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the currency sector.
Three Months Ended June 30, 2009
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
In addition to market risk, in entering into futures and forward contracts, there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

OFF-BALANCE SHEET ARRANGEMENTS
The Fund does not engage in off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2010 and December 31, 2009.
CRITICAL ACCOUNTING POLICIES – VALUATION OF THE FUND’S POSITIONS
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASU 2010-06
In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold Level 3 assets or liabilities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4T. CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each series individually, as well as the Fund as a whole.

The Rule 13a-14(a)/15d-14(a) certifications of the principal executive officer and the principal financial officer included as Exhibits 31.1 and 31.2, respectively, are certifying as to each Series individually, as well as the Fund as a whole.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.
ITEM 1A. RISK FACTORS
Not required.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	There were no sales of unregistered securities during the quarter ended June 30, 2010.

(b)	Updated information required by Item 701(f) of Regulation S-K:
(1)	The use of proceeds information is being disclosed for Registration Statement No. 333-151632 declared effective on February 17, 2009.

(4)	(iv) As of June 30, 2010, the Fund sold $5,794,689 of Series A-1 Units, $1,443,907 of Series A-2 Units, $7,585,985 of Series B-1 Units, and $2,993,975 of Series B-2 Units.
(v)	As of June 30, 2010, the Fund incurred expenses for the account of the Fund totaling $1,169,535 of which $954,217 was paid to Superfund Capital Management and $215,318 was paid to Superfund USA.

(vi)	Net offering proceeds to the Fund as of June 30, 2010 were $16,649,021.

(vii)	As of June 30, 2010, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with Superfund Capital Management’s trading program totaled $16,649,021.
(c)	Pursuant to the Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended June 30, 2010:
Series A-1:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
April 30, 2010	590.641	1,222.43
May 31, 2010	0.000	1,165.20
June 30, 2010	11.143	1,201.09

Total	601.784

Series A-2:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
April 30, 2010	0.000	1,290.52
May 31, 2010	0.000	1,232.16
June 30, 2010	9.270	1,272.23

Total	9.270

Series B-1:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
April 30, 2010	665.654	1,071.50
May 31, 2010	11.805	931.72
June 30, 2010	2,715.241	957.90

Total	3,392.700

Series B-2:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
April 30, 2010	34.488	1,095.04
May 31, 2010	0.000	953.78
June 30, 2010	0.000	982.23

Total	34.488

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

Date: August 23, 2010	SUPERFUND GOLD, L.P. (Registrant)
	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1