Form 10-K/A
period 2009-12-31
SUPERFUND GOLD, L.P.
filed 2010-10-04
CIK 1433147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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
Yes ☐      No ☐
Indicate by check mark if the disclosure document of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
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
Not applicable.

EXPLANATORY NOTE
     In response to comments raised by the Staff of the Securities and Exchange Commission, this Form 10-K/A (Amendment No. 1) (“Form 10-K/A”) is being filed by Superfund Gold, L.P. (the “Fund”) to amend the Fund’s disclosure in Item 9A, Controls and Procedures, and Item 15, Financial Statement Schedules, in the Form 10-K for the year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Form 10-K”).
     Except as required to reflect the item described above, no attempt has been made in this Form 10-K/A to modify or update disclosures in the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Form 10-K with the Securities and Exchange Commission on March 31, 2010. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Fund’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

Item 9A. Controls And Procedures.
Controls and Procedures
     Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in Superfund Capital Management’s internal controls with respect to each Series individually, as well as the Fund as a whole, or in other factors applicable to each Series individually, as well as the Fund as a whole, that could materially affect these controls subsequent to the date of their evaluation.
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
Management’s Annual Report on Internal Control over Financial Reporting
     Superfund Capital Management is responsible for establishing and maintaining adequate internal control over the financial reporting of each Series individually, as well as the Fund as a whole. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Superfund Capital Management’s internal control over financial reporting includes those policies and procedures that:
• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of each Series individually, as well as the Fund as a whole;
• provide reasonable assurance that transactions are recorded as necessary to permit preparation of each Series’, as well as the Fund’s, financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of each Series individually, as well as the Fund as a whole, are being made only in accordance with authorizations of Superfund Capital Management’s management and directors; and
• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of each Series individually, as well as the Fund as a whole, that could have a material effect on the Series’ or the Fund’s financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2009, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.
     This annual report does not include an attestation report of the Fund’s registered public accounting regarding control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.
     The Rule 13a-14(a)/15d-14(a) certifications of the principal executive officer and the principal financial officer included as Exhibits 31.1 and 31.2, respectively, are certifying as to each Series individually, as well as the Fund as a whole.

Item 15. Exhibits, Financial Statement Schedules.
(a)	The Following documents are filed as part of this report:
(1)	Financial Statements beginning on page 7 hereof.

(2)	Financial Statement Schedules:
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Superfund Gold, L.P. – Series A and Series B:
We have audited the accompanying statements of assets and liabilities of Superfund Gold, L.P., comprising Series A and Series B, (collectively, the “Fund”), including the condensed schedules of investments, as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets, and cash flows for the period from April 1, 2009 (commencement of operations) through December 31, 2009. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
/S/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 31, 2010 (October 4, 2010 as to Note 2 (a))

SUPERFUND GOLD, L.P.
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2009 and December 31, 2008

	December 31, 2009	December 31, 2008
ASSETS

US Government securities, at fair value, (amortized cost $5,999,748 as of December 31, 2009)
	$5,999,748	$—

Due from brokers	6,301,154	—

Unrealized appreciation on open forward contracts	81,845	—

Cash	2,672,099	4,000

Total assets	15,054,846	4,000

LIABILITIES

Unrealized depreciation on open forward contracts	154,871	—

Futures contracts purchased	818,974	—

Futures contracts sold	7,812	—

Subscriptions received in advance	1,864,130	—

Redemptions payable	9,890	—

Management fees payable	22,891	—

Fees payable	22,346	—

Total liabilities	2,900,914	—

NET ASSETS	$12,153,932	$4,000

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $5,999,748), securities are held in margin accounts as collateral for open futures and forwards
	$6,000,000	49.4%	$5,999,748

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	81,845

Total unrealized appreciation on forward contracts		0.7	81,845

Unrealized depreciation on forward contracts
Currency		(1.3)	(154,871)

Total unrealized depreciation on forward contracts		(1.3)	(154,871)

Total forward contracts, at fair value		(0.6)	(73,026)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.8)	(96,686)
Energy		0.5	57,516
Financial		(0.8)	(93,811)
Food & Fiber		1.3	152,043
Indices		2.1	257,035
Metals
104 contracts of CMX Gold expiring February 2010		(8.8)	(1,069,890)
Other		(0.2)	(25,181)

Total Metals		(9.0)	(1,095,071)

Total futures contracts purchased		(6.7)	(818,974)

Futures contracts sold
Energy		0.0 *	(5,650)
Food & Fiber		(0.1)	(17,813)
Indices		0.0 *	(3,170)
Livestock		(0.1)	(9,190)
Financial		0.2	28,011

Total futures contracts sold		(0.1)	(7,812)

Total futures contracts, at fair value		(6.8)	(826,786)

Futures and forward contracts by country composition
Australian		0.1	17,853
European Monetary Union		(0.4)	(45,043)
Great Britain		0.1	14,810
Japan		0.3	37,973
United States		(7.8)	(953,468)
Other		0.2	28,063

Total futures and forward contracts by country		(7.4)%	$(899,812)

*	Due to rounding
See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.
STATEMENT OF OPERATIONS
For the period from April 1, 2009 (commencement of
operations) through December 31, 2009

Investment income, interest	$3,801

Total income	$3,801

Expenses
Incentive fee	55,524
Brokerage commissions	178,170
Management fees	139,136
Selling commission	91,937
Operating expenses	46,379
Other	2,369

Total expenses	513,515

Net investment loss	(509,714)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	1,608,470

Net change in unrealized depreciation on futures and forward contracts	(899,812)

Net gain on investments	708,658

Net increase in net assets from operations	$198,944

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.
STATEMENT OF CHANGES IN NET ASSETS
For the period from April 1, 2009 (commencement of
operations) through December 31, 2009

2009
Increase in net assets from operations
Net investment loss	$(509,714)
Net realized gain on futures and forward contracts	1,608,470
Net change in unrealized depreciation on futures and forward contracts	(899,812)

Net increase in net assets from operations	198,944

Capital share transactions
Issuance of shares	11,993,334
Redemption of shares	(38,346)
Redemption of non unitized capital balance	(4,000)

Net increase in net assets from capital share transactions	11,950,988

Net increase in net assets	12,149,932

Net assets, beginning of period	4,000

Net assets, end of period	$12,153,932

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.
STATEMENT OF CASH FLOWS
For the period from April 1, 2009 (commencement of
operations) through December 31, 2009

Cash flows from operating activities
Net increase in net assets from operations	$198,944
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(11,097,763)
Sales and maturities of U.S. government securities	5,100,000
Amortization of discounts and premiums	(1,985)
Due from brokers	(6,301,154)
Unrealized appreciation on open forward contracts	(81,845)
Unrealized depreciation on open forward contracts	154,871
Futures contracts purchased	818,974
Futures contracts sold	7,812
Management fee	22,891
Fees payable	22,346

Net cash used in operating activities	(11,156,909)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	13,857,464
Redemptions of non unitized capital balance	(4,000)
Redemptions, net of redemption payable	(28,456)

Net cash provided by financing activities	13,825,008

Net increase in cash	2,668,099

Cash, beginning of year	4,000

Cash, end of year	$2,672,099

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2009 and December 31, 2008

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
December 31, 2009 and December 31, 2008

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

SUPERFUND GOLD, L.P. – SERIES B
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

SUPERFUND GOLD, L.P. – SERIES B
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

Organization and Business

Superfund Gold, L.P., a Delaware Limited Partnership (the “Fund”), commenced operations on April 1, 2009. The Fund was organized to trade speculatively in the United States and international commodity futures and forward markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading advisor of the Fund (“Superfund Capital Management”). The Fund has issued two series of units of limited partnership interest (“Units”), each with a subseries, Series A-1/A-2 and Series B-1/B-2 (each a “Series”). Series A-1/A-2 and Series B-1/B-2 are traded and managed the same way, with the exception of the degree of leverage.

The term of the Fund commenced on the day on which the Certificate of Limited Partnership was filed with the Secretary of State of the State of Delaware pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act and shall end upon the first to occur of the following: (i) receipt by Superfund Capital Management of an approval to dissolve the Fund at a specified time by limited partners (each, a “Limited Partner”) owning Units representing more than fifty percent (50%) of the outstanding Units of each Series then owned by Limited Partners of each Series, notice of which is sent by certified mail return receipt requested to Superfund Capital Management not less than 90 days prior to the effective date of such dissolution; (ii) withdrawal, insolvency or dissolution of Superfund Capital Management or any other event that causes Superfund Capital Management to cease to be the general partner of the Fund, unless (a) at the time of each event there is at least one remaining general partner of the Fund who carries on the business of the Fund (and each remaining general partner of the Fund is hereby authorized to carry on the business of general partner of the Fund in such an event), or (b) within 120 days after such event Limited Partners of a Series holding a majority of Units of such Series agree in writing to continue the business of the Fund and such Series and to the appointment, effective as of the date of such event, of one or more general partners of the Fund and such Series; (iii) a decline in the aggregate net assets of each Series to less than $500,000 at any time following commencement of trading in the Series; or (iv) any other event which shall make it unlawful for the existence of the Fund to be continued or which requires termination of the Fund.

(2)	Significant Accounting Policies
(a)	Basis of Presentation

Pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), audited financial statements are presented for the Fund as a whole, as the SEC regulates, and for Series A and Series B individually. The accompanying financial statements and notes thereto have been amended from the financial statements originally issued on March 31, 2010 to include financial statements and footnote totals for the Fund as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series shall be enforceable only against the assets of such Series and not against the assets of the Fund generally or any other Series. Accordingly, the assets of one Series of the Fund include only those funds and other assets that are paid to, held by or distributed to the Fund on account of and for the benefit of that Series, including, without limitation, funds delivered to the Fund for the purchase of Units in that Series.

(b)	Valuation of Investments in Futures Contracts, Forward Contracts, and U.S Treasury Bills

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

(c)	Translation of Foreign Currency

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

(d)	Investment Transactions, Investment Income, and Expenses

Investment transactions are accounted for on a trade-date basis. Interest income and expenses are recognized on the accrual basis.

(e)	Income Taxes

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

(f)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires Superfund Capital Management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements. Actual results could differ from those estimates.

(g)	Recently Issued Accounting Pronouncements

ASC 105.10.05

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105.10.05, Generally Accepted Accounting Principles (“ASC 105.10.05”). ASC 105.10.05 establishes FASB ASC as the single source of authoritative generally accepted accounting principles (“GAAP”). Pursuant to the provisions of ASC 105.10.05, the Fund has adopted 105.10.05 and updated references to GAAP in its financial statements issued subsequent to September 15, 2009. The adoption of ASC 105.10.05 did not have any impact on the Fund’s results of operations, financial condition or cash flows.

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

(h)	Fair Value Measurements

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
The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2009:
Superfund Gold, L.P.

	Balance
	December 31, 2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$5,999,748	$—	$5,999,748	$—

Unrealized appreciation on open forward contracts	81,845	—	81,845	—

Total Assets Measured at Fair Value	$6,081,593	$—	$6,081,593	$—

	Balance
	December 31, 2009	Level 1	Level 2	Level 3
LIABILITIES

Unrealized depreciation on open forward contracts	$154,871	$—	$154,871	$—

Futures contracts purchased	818,974	818,974	—	—

Futures contracts sold	7,812	7,812	—	—

Total Liabilities Measured at Fair Value	$981,657	$826,786	$154,871	$—

Series A.

	Balance
	December 31, 2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$1,549,939	$—	$1,549,939	$—

Total Assets Measured at Fair Value	$1,549,939	$—	$1,549,939	$—

LIABILITIES

Futures contracts purchased	$278,229	$278,229	$—	$—

Futures contracts sold	3,078	3,078

Total Liabilities Measured at Fair Value	$281,307	$281,307	$—	$—

Series B.

	Balance
	December 31, 2009	Level 1	Level 2	Level 3
ASSETS

U.S. Government securities	$4,449,809	$—	$4,449,809	$—

Unrealized appreciation on open forward contracts	81,845	—	81,845	—

Total Assets Measured at Fair Value	$4,531,654	$—	$4,531,654	$—

LIABILITIES

Unrealized depreciation on open forward contracts	$154,871	$—	$154,871	$—

Futures contracts purchased	540,745	540,745	—	—

Futures contracts sold	4,734	4,734	—	—

Total Liabilities Measured at Fair Value	$700,350	$545,479	$154,871	$—

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
Superfund Capital Management believes futures and forward trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Gold, L.P.:

			As of December 31, 2009
	Long Positions Gross Unrealized					Short Position Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gains (Losses) on
	Gains	Assets	Losses	Assets	Gains	assets		Losses	Assets	Open Positions
Foreign
Exchange	$47,241	0.4	$(99,908)	(0.8)	$34,604	0.3		$(54,963)	(0.5)	$(73,026)
Currency	31,920	0.3	(128,606)	(1.1)	—	—		—	—	(96,686)
Financial	57,628	0.5	(151,439)	(1.2)	30,475	0.3		(2,464)	(0.0) *	(65,800)
Food & Fiber	163,661	1.3	(11,618)	(0.1)	175	0.0	*	(17,988)	(0.1)	134,230
Indices	261,964	2.2	(4,929)	(0.0) *	—	—		(3,170)	(0.0) *	253,865
Metals	116,249	1.0	(1,211,320)	(10.0)	—	—		—	—	(1,095,071)
Livestock	—	—	—	—	—	—		(9,190)	(0.1)	(9,190)
Energy	66,202	0.5	(8,686)	(0.1)	—	—		(5,650)	(0.0) *	51,866

Totals	$744,865	6.2	$(1,616,506)	(13.3)	$65,254	0.6		$(93,425)	(0.7)	$(899,812)

*	Due to rounding
Superfund Gold, L.P. average quarterly contract volume by market sector for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

	Average	Average	Average value	Average value
	number of	number of	of Long	of Short
	Long Contracts	Short Contracts	Positions	Positions
Foreign Exchange	18	10	$3,006	$(29,509)

	Average	Average
	number of Long	number of
	Contracts	Short Contracts
Currency	98	33
Financial	463	22
Food & Fiber	31	44
Indices	75	19
Metals	123	6
Livestock	—	19
Energy	37	33

Totals	845	186

Superfund Gold, L.P. trading results by market sector:

	For the period from April 1, 2009 (commencement of operations), through December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(123,140)	$(73,026)	$(196,166)
Currency	(569,192)	(96,686)	(655,878)
Financial	114,855	(65,800)	49,055
Food & Fiber	(105,277)	134,230	28,953
Indices	(375,648)	253,865	(121,783)
Metals	3,032,186	(1,095,071)	1,937,115
Livestock	13,500	(9,190)	4,310
Energy	(378,814)	51,866	(326,948)

Total net trading gains (losses)	$1,608,470	$(899,812)	$708,658

Series A:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Position Gross Unrealized
											Net Unrealized
											Gains (Losses) on
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net assets		Losses	% of Net Assets		Open Positions
Currency	$4,040	0.1	$(19,137)	(0.6)	$—	—		$—	—		$(15,097)
Financial	9,669	0.3	(18,442)	(0.5)	1,048	0.0	*	(203)	(0.0)	*	(7,928)
Food & Fiber	18,003	0.5	—	—	—	—		(2,063)	(0.1)		15,940
Indices	15,844	0.5	—	—	—	—		—	—		15,844
Metals	—	—	(286,870)	(8.4)	—	—		—	—		(286,870)
Livestock	—	—	—	—	—	—		(1,080)	(0.0)	*	(1,080)
Energy	—	—	(1,336)	(0.0) *	—	—		(780)	(0.0)	*	(2,116)

Totals	$47,556	1.4	$(325,785)	(9.5)	$1,048	0.0		$(4,126)	(0.1)		$(281,307)

*	Due to rounding
Series A average quarterly contract volume by market sector for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

	Average number of Long	Average number of Short
	Contracts	Contracts
Currency	11	3
Financial	51	3
Food & Fiber	2	2
Indices	6	1
Metals	19	0
Livestock	0	1
Energy	1	0

Totals	90	10

Series A trading results by market sector:

	For the period from April 1, 2009 (commencement
	of operations), through December 31, 2009
		Change in Net
	Net Realized Gains	Unrealized Gains	Net Trading Gains
	(Losses)	(Losses)	(Losses)
Foreign Exchange	$866	$0	$866
Currency	(60,537)	(15,097)	(75,634)
Financial	3,784	(7,928)	(4,144)
Food & Fiber	(1,397)	15,940	14,543
Indices	(2,096)	15,844	13,748
Metals	751,476	(286,870)	464,606
Livestock	650	(1,080)	(430)
Energy	2,940	(2,116)	824

Total net trading gains (losses)	$695,686	$(281,307)	$414,379

Series B:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Position Gross Unrealized
										Net Unrealized
										Gains(Losses) on
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net assets		Losses	% of Net Assets	Open Positions
Foreign Exchange	$47,241	0.5	$(99,908)	(1.1)	$34,604	0.4		$(54,963)	(0.6)	$(73,026)
Currency	27,880	0.3	(109,469)	(1.3)	—	—		—	—	(81,589)
Financial	47,959	0.6	(132,997)	(1.5)	29,427	0.3		(2,261)	(0.0) *	(57,872)
Food & Fiber	145,658	1.7	(11,618)	(0.1)	175	0.0	*	(15,925)	(0.2)	118,290
Indices	246,120	2.8	(4,929)	(0.1)	—	—		(3,170)	(0.0) *	238,021
Metals	116,249	1.3	(924,450)	(10.6)	—	—		—	—	(808,201)
Livestock	—	—	—	—	—	—		(8,110)	(0.1)	(8,110)
Energy	66,202	0.8	(7,350)	(0.1)	—	—		(4,870)	(0.1)	53,982

Totals	$697,309	8.0	$(1,290,721)	(14.8)	$64,206	0.7		$(89,299)	(1.0)	$(618,505)

*	Due to rounding
Series B average quarterly contract volume by market sector for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

	Average number of	Average number of	Average value of	Average value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	18	10	$3,006	$(29,509)

	Average number of	Average number of
	Long Contracts	Short Contracts
Currency	86	30
Financial	412	20
Food & Fiber	29	41
Indices	69	19
Metals	104	6
Livestock	0	18
Energy	36	32

Totals	754	176

Series B trading results by market sector:

	For the period from April 1, 2009 (commencement of
	operations), through December 31, 2009
		Change in Net
	Net Realized Gains	Unrealized Gains	Net Trading Gains
	(Losses)	(Losses)	(Losses)
Foreign Exchange	$(124,006)	$(73,026)	$(197,032)
Currency	(508,655)	(81,589)	(590,244)
Financial	111,071	(57,872)	53,199
Food & Fiber	(103,880)	118,290	14,410
Indices	(373,552)	238,021	(135,531)
Metals	2,280,710	(808,201)	1,472,509
Livestock	12,850	(8,110)	4,740
Energy	(381,754)	53,982	(327,772)

Total net trading gains (losses)	$912,784	$(618,505)	$294,279

(4)	Due from Brokers

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus dated November 3, 2009, included within the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-151632), Superfund USA, Inc., an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commissions” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds of such Unit.

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

For Superfund Gold, L.P., gross unrealized gains and losses related to exchange traded futures were $728,274 and $1,555,060, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $81,845 and $154,871, respectively, at December 31, 2009.

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

A Limited Partner may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such Limited Partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited Partners must transmit a written request of such withdrawal to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within twenty days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are the subject of such default or delay. In the event that the estimated net asset value per Unit of a Series, or sub-Series thereof, after adjustments for distributions, as of the close of business on any business day is less than 50% of the net asset value per Unit of such Series, or sub-Series thereof, as of the most recent month-end, a special redemption period shall be established. The details of the special redemption are set forth in Section 12 of the Limited Partnership Agreement.
(10)	Subsequent events

Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 4, 2010.

SUPERFUND GOLD, L.P.
(Registrant)
By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Nigel James
Nigel James
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Title with
Signature	Superfund Capital Management, Inc.	Date

/s/ Nigel James	President	October 4, 2010
Nigel James	(Principal Executive Officer)

/s/ Martin Schneider	Vice President and Director	October 4, 2010
Martin Schneider	(Principal Financial Officer and Principal Accounting Officer)
(Being the principal executive officer, the principal financial officer and the principal accounting officer, and a majority of the board of directors of Superfund Capital Management, Inc.)

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer