Form 10-Q
period 2010-09-30
SUPERFUND GOLD, L.P.
filed 2010-11-15
CIK 1433147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold L.P. Series B are included in Item 1:

Page
Unaudited Financial Statements: Superfund Gold, L.P.
Statements of Assets and Liabilities as of September 30, 2010 and December 31, 2009	3

Condensed Schedule of Investments as of September 30, 2010	4

Condensed Schedule of Investments as of December 31, 2009	5

Statements of Operations for the Three Months Ended September 30, 2010 and September 30, 2009 and the Nine Months Ended September 30, 2010 and September 30, 2009	6

Statements of Changes in Net Assets for the Nine Months Ended September 30, 2010 and September 30, 2009	7

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and September 30, 2009	8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Page
Unaudited Financial Statements: Superfund Gold, L.P. — Series A
Statements of Assets and Liabilities as of September 30, 2010 and December 31, 2009	9

Condensed Schedule of Investments as of September 30, 2010	10

Condensed Schedule of Investments as of December 31, 2009	11

Statements of Operations for the Three Months Ended September 30, 2010 and September 30, 2009 and the Nine Months Ended September 30, 2010 and September 30, 2009	12

Statements of Changes in Net Assets for the Nine Months Ended September 30, 2010 and September 30, 2009	13

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and September 30, 2009	14

Page
Unaudited Financial Statements: Superfund Gold, L.P. — Series B
Statements of Assets and Liabilities as of September 30, 2010 and December 31, 2009	15

Condensed Schedule of Investments as of September 30, 2010	16

Condensed Schedule of Investments as of December 31, 2009	17

Statements of Operations for the Three Months Ended September 30, 2010 and September 30, 2009 and the Nine Months Ended September 30, 2010 and September 30, 2009	18

Statements of Changes in Net Assets for the Nine Months Ended September 30, 2010 and September 30, 2009	19

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and September 30, 2009	20

Notes to Unaudited Financial Statements Dated September 30, 2010	21-38

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
ASSETS
U.S. Government securities, at fair value, (amortized cost of $6,848,563 and $5,999,748 as of September 30, 2010, and December 31, 2009, respectively)	$6,848,563	$5,999,748

Due from brokers	6,865,368	6,301,154

Futures contracts purchased	3,610,999	—

Unrealized appreciation on open forward contracts	289,052	81,845

Futures contracts sold	53,595	—

Cash	3,292,331	2,672,099

Due from affiliate	5,599	—

Total assets	20,965,507	15,054,846

LIABILITIES

Unrealized depreciation on open forward contracts	104,849	154,871

Futures contracts purchased	—	818,974

Redemptions payable	169,959	9,890

Subscription received in advance	751,450	1,864,130

Futures contracts sold	—	7,812

Management fees payable	37,695	22,891

Incentive fees	1,658	—

Fees payable	35,885	22,346

Total liabilities	1,101,496	2,900,914

NET ASSETS	$19,864,011	$12,153,932

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of September 30, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 26, 2010 (amortized cost $6,848,563), securities are held in margin accounts as collateral for open futures and forwards	$6,850,000	34.5%	$6,848,563

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.5	289,052

Total unrealized appreciation on forward contracts		1.5	289,052

Unrealized depreciation on forward contracts
Currency		(0.5)	(104,849)

Total unrealized depreciation on forward contracts		(0.5)	(104,849)

Total forward contracts, at fair value		1.0	184,203

Futures contracts, at fair value
Futures contracts purchased
Currency		1.8	360,227
Energy		1.2	229,343
Financial		0.3	51,738
Food & Fiber		1.3	255,632
Indices		0.4	81,400
Livestock		0.1	12,310
Metals
136 contracts of CMX Gold expiring December 2010		10.4	2,063,660
Other		2.8	556,689

Total Metals		13.2	2,620,349

Total futures contracts purchased		18.3	3,610,999

Futures contracts sold
Energy		0.5	105,210
Financial		(0.3)	(56,673)
Food & Fiber		(0.0) *	(1,483)
Metals		0.0 *	6,541

Total futures contracts sold		0.2	53,595

Total futures contracts, at fair value		18.5%	$3,664,594

Futures and forward contracts by country composition
Australia		0.6	126,794
European Monetary Union		(0.1)	(26,871)
Great Britain		0.0	2,965
Japan		0.5	106,049
United States		16.2	3,225,554
Other		2.1	414,306

Total futures and forward contracts by country		19.4%	$3,848,797

*	Due to rounding
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
	$6,000,000	49.4%	$5,999,748

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	81,845

Total unrealized appreciation on forward contracts		0.7	81,845

Unrealized depreciation on forward contracts
Currency		(1.3)	(154,871)

Total unrealized depreciation on forward contracts		(1.3)	(154,871)

Total forward contracts, at fair value		(0.6)	(73,026)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.8)	(96,686)
Energy		0.5	57,516
Financial		(0.8)	(93,811)
Food & Fiber		1.3	152,043
Indices		2.1	257,035
Metals
104 contracts of CMX Gold expiring February 2010		(8.8)	(1,069,890)
Other		(0.2)	(25,181)

Total Metals		(9.0)	(1,095,071)

Total futures contracts purchased		(6.7)	(818,974)

Futures contracts sold
Energy		(0.0) *	(5,650)
Food & Fiber		(0.1)	(17,813)
Indices		(0.0) *	(3,170)
Livestock		(0.1)	(9,190)
Financial		0.2	28,011

Total futures contracts sold		(0.0) *	(7,812)

Total futures contracts, at fair value		(6.7)%	$(826,786)

Futures and forward contracts by country composition
Australian		0.1	17,853
European Monetary Union		(0.4)	(45,043)
Great Britain		0.1	14,810
Japan		0.3	37,973
United States		(7.8)	(953,468)
Other		0.2	28,063

Total futures and forward contracts by country		(7.5)%	$(899,812)

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009*
Investment income
Interest income	$5,834	$1,427	$6,886	$2,280
Other Income	—	—	5,599	—

Total income	5,834	1,427	12,485	2,280

Expenses
Brokerage commissions	108,708	46,844	360,940	74,560
Management fee	98,218	46,193	285,529	71,287
Incentive fee	1,658	4,213	31,461	4,213
Selling commission	60,660	31,945	184,041	48,004
Operating expenses	32,739	15,399	95,176	23,763
Other	753	701	1,609	1,803

Total expenses	302,736	145,295	958,756	223,630

Net investment loss	(296,902)	(143,868)	(946,271)	(221,350)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	126,903	(245,945)	367,343	(469,631)
Net change in unrealized appreciation on futures and forward contracts:	2,285,571	1,294,760	4,748,609	1,186,130

Net gain on investments	2,412,474	1,048,815	5,115,952	716,499

Net increase in net assets from operations	$2,115,572	$904,947	$4,169,681	$495,149

See accompanying notes to unaudited financial statements.

*	Data reflect the Six Months Ended September 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended
	September 30,
	2010	2009*
Increase in net assets from operations
Net investment loss	$(946,271)	$(221,350)
Net realized gain (loss) on futures and forward contracts	367,343	(469,631)
Net change in unrealized appreciation on futures and forward contracts	4,748,609	1,186,130

Net increase in net assets from operations	4,169,681	495,149

Capital share transactions
Issuance of Units	8,354,127	8,969,274
Redemption of Units	(4,813,729)	—
Redemption of non-unitized capital balance	—	(4,000)

Net increase in net assets from capital share transactions	3,540,398	8,965,274

Net increase in net assets	7,710,079	9,460,423

Net assets, beginning of period	12,153,932	4,000

Net assets, end of period	$19,864,011	$9,464,423

See accompanying notes to unaudited financial statements.

*	Data reflect the Six Months Ended September 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009*
Cash flows from operating activities
Net increase in net assets from operations	$4,169,681	$495,149
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(19,693,586)	(5,100,346)
Maturities of U.S. government securities	18,850,000	1,650,000
Amortization of discounts and premiums	(5,229)	1,087
Due from brokers	(564,214)	(4,280,724)
Due to affiliate	(5,599)	—
Due from affiliate	(207,207)	(68,664)
Unrealized appreciation on open forward contracts	(50,022)	65,719
Unrealized depreciation on open forward contracts	(4,429,973)	(160,681)
Futures contracts purchased	(61,407)	(1,022,504)
Futures contracts sold	1,658	4,197
Management fees payable	14,804	17,824
Fees payable	13,539	18,416

Net cash used in operating activities	(1,967,555)	(8,380,527)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	7,241,447	9,880,774
Redemptions, net of change in redemptions payable	(4,653,660)	—
Redemptions of non-unitized capital balance	—	(4,000)

Net cash provided by financing activities	2,587,787	9,876,774

Net increase in cash	620,232	1,496,247

Cash, beginning of period	2,672,099	4,000

Cash, end of period	$3,292,331	$1,500,247

See accompanying notes to unaudited financial statements.

*	Data reflect the Six Months Ended September 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
ASSETS
U.S. Government securities, at fair value (amortized cost of $3,199,332 and $1,549,939 as of September 30, 2010, and December 31, 2009, respectively)	$3,199,332	$1,549,939

Due from brokers	3,228,933	1,794,485

Futures contracts purchased	1,668,246	—

Unrealized appreciation on open forward contracts	124,343	—

Futures contracts sold	25,725	—

Cash	2,519,858	1,739,581

Due from affiliate	5,599	—

Total assets	10,772,036	5,084,005

LIABILITIES

Unrealized depreciation on open forward contracts	40,358	—

Futures contracts purchased	—	278,229

Redemptions payable	122,191	—

Subscriptions received in advance	575,000	1,355,500

Futures contracts sold	—	3,078

Management fees payable	19,033	6,463

Incentive fees	1,658	—

Fees payable	19,446	6,380

Total liabilities	777,686	1,649,650

NET ASSETS	$9,994,350	$3,434,355

Superfund Gold, L.P. Series A-1 Net Assets	$7,708,675	$2,524,291

Number of Units outstanding	5,788.060	2,388.395

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,331.83	$1,056.90

Superfund Gold, L.P. Series A-2 Net Assets	$2,285,675	$910,064

Number of Units outstanding	1,613.284	818.846

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,416.78	$1,111.40

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of September 30, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 26, 2010 (amortized cost $3,199,332), securities are held in margin accounts as collateral for open futures and forwards	$3,200,000	32.0%	$3,199,332

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.2	124,343

Total unrealized appreciation on forward contracts		1.2	124,343

Unrealized depreciation on forward contracts
Currency		(0.4)	(40,358)

Total unrealized depreciation on forward contracts		(0.4)	(40,358)

Total forward contracts, at fair value		0.8	83,985

Futures contracts, at fair value
Futures Contracts Purchased
Currency		1.6	157,059
Energy		0.9	90,880
Financial		0.2	17,055
Food & Fiber		1.0	99,721
Indices		0.3	29,721
Livestock		0.1	5,180
Metals
96 contracts of CMX Gold expiring December 2010		10.2	1,024,260
Other		2.4	244,370

Total Metals		12.6	1,268,630

Total futures contracts purchased		16.7	1,668,246

Futures Contracts Sold
Energy		0.5	45,156
Financial		(0.2)	(21,805)
Food & Fiber		(0.0) *	(164)
Indices		0.0 *	2,538

Total futures contracts sold		0.3	25,725

Total futures contracts, at fair value		17.0	1,693,971

Futures and forward contracts by country composition
Australia		0.5	52,896
European Monetary Union		(0.1)	(7,156)
Great Britain		0.0 *	491
Japan		0.4	44,458
United States		15.2	1,513,397
Other		1.8	173,870

Total futures and forward contracts by country		17.8%	$1,777,956

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $1,549,939), securities are held in margin accounts as collateral for open futures and forwards	$1,550,000	45.1%	$1,549,939

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		(0.4)	(15,097)
Energy		(0.0) *	(1,336)
Financial		(0.3)	(8,773)
Food & Fiber		0.5	18,003
Indices		0.5	15,844
Metals
35 contracts of CMX Gold expiring February 2010		(6.8)	(263,040)
Other		(1.6)	(23,830)

Total Metals		(8.4)	(286,870)

Total futures contracts purchased		(8.1)	(278,229)

Futures Contracts Sold
Energy		(0.0) *	(780)
Financial		0.0 *	845
Food & Fiber		(0.1)	(2,063)
Livestock		(0.0) *	(1,080)

Total futures contracts sold		(0.1)	(3,078)

Total futures contracts, at fair value		(8.2)	(281,307)

Futures contracts by country composition
European Monetary Union		(0.4)	(14,015)
United States		(8.1)	(277,640)
Other		0.3	10,348

Total futures contracts by country		(8.2)%	$(281,307)

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009*
Investment income
Interest income	$3,232	$359	$4,152	$637
Other income	—	—	5,599	—

Total income	3,232	359	9,751	637

Expenses
Management fee	49,471	9,787	121,429	16,361
Brokerage commissions	44,963	3,645	112,931	5,791
Incentive fee	1,658	4,213	31,461	4,213
Selling commission	33,976	7,899	84,151	13,568
Operating expenses	16,490	3,263	40,476	5,454
Other	51	99	97	186

Total expenses	146,609	28,906	390,545	45,573

Net investment loss	(143,377)	(28,547)	(380,794)	(44,936)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(14,612)	19,551	292,714	50,007
Net change in unrealized appreciation on futures and forward contracts	1,195,710	196,861	2,059,263	158,678

Net gain on investments	1,181,098	216,412	2,351,977	208,685

Net increase in net assets from operations	$1,037,721	$187,865	$1,971,183	$163,749

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series A-1**	$142.90	$103.03	$317.16	$100.31

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series A-1	$130.74	$99.30	$274.93	$84.27

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series A-2***	$159.39	$118.20	$353.62	$166.40

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series A-2	$144.55	$105.49	$305.38	$131.54

See accompanying notes to unaudited financial statements.

*	Data reflect the Six Months Ended September 30, 2009. The Fund’s inception was April 1, 2009.

**	Weighted average number of Units outstanding for Series A-1 for the Three Months Ended September 30, 2010 and September 30, 2009: 5,546.27 and 1,643.58, respectively; and for the Nine Months Ended September 30, 2010 and September 30, 2009: 4,790.29 and 1,439.23, respectively.

***	Weighted average number of Units outstanding for Series A-2 for the Three Months Ended September 30, 2010 and September 30, 2009: 1,538.13 and 156.81, respectively; and for the Nine Months Ended September 30, 2010 and September 30, 2009: 1,277.94 and 116.51, respectively.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended
	September 30,
	2010	2009*
Increase in net assets from operations
Net investment loss	$(380,794)	(44,936)
Net realized gain on futures and forward contracts	292,714	50,007
Net change in unrealized appreciation on futures and forward contracts	2,059,263	158,678

Net increase in net assets from operations	1,971,183	163,749

Capital share transactions
Issuance of Units	5,624,810	1,805,532
Redemption of Units	(1,035,998)	—
Redemption of non-unitized initial capital balance	—	(2,000)

Net increase in net assets from capital share transactions	4,588,812	1,803,532

Net increase in net assets	6,559,995	1,967,281

Net assets, beginning of period	3,434,355	2,000

Net assets, end of period	$9,994,350	1,969,281

Series A-1 Units, beginning of period	2,388.395	—
Issuance of Series A-1 Units	4,204.975	1,759.522
Redemption of Units	(805.310)	—

Series A-1 Units, end of period	5,788.060	1,759.522

Series A-2 Units, beginning of period	818.846	—
Issuance of Series A-2 Units	840.459	193.259
Redemption of Units	(46.021)	—

Series A-2 Units, end of period	1,613.284	193.259

See accompanying notes to unaudited financial statements.

*	Data reflect the Six Months Ended September 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009*
Cash flows from operating activities
Net increase in net assets from operations	$1,971,183	$163,749
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(7,947,364)	(1,250,134)
Maturities of U.S. government securities	6,300,000	500,000
Amortization of discounts and premiums	(2,029)	292
Due from brokers	(1,434,448)	(931,931)
Due to affiliate	—	—
Due from affiliate	(5,599)	—
Unrealized appreciation on open forward contracts	(124,343)	—
Unrealized depreciation on open forward contracts	40,358	—
Futures contracts purchased	(1,946,475)	(160,815)
Futures contracts sold	(28,803)	2,137
Incentive fee payable	1,658	4,197
Management fees payable	12,570	3,715
Fees payable	13,066	4,200

Net cash used in operating activities	(3,150,226)	(1,664,590)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	4,844,310	2,422,032
Redemptions, net of change in redemptions payable	(913,807)	—
Redemptions of non-unitized capital balance	—	(2,000)

Net cash provided by financing activities	3,930,503	2,420,032

Net increase in cash	780,277	755,442

Cash, beginning of period	1,739,581	2,000

Cash, end of period	$2,519,858	$757,442

See accompanying notes to unaudited financial statements.

*	Data reflect the Six Months Ended September 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
ASSETS
U.S. Government securities, at fair value, (amortized cost of $3,649,231 and $4,449,809 as of September 30, 2010, and December 31, 2009, respectively)	$3,649,231	$4,449,809

Due from brokers	3,636,435	4,506,669

Futures contracts purchased	1,942,753	—

Unrealized appreciation on open forward contracts	164,709	81,845

Futures contracts sold	27,870	—

Cash	772,473	932,518

Total assets	10,193,471	9,970,841

LIABILITIES

Unrealized depreciation on open forward contracts	64,491	154,871

Futures contracts purchased	—	540,745

Redemptions payable	47,768	9,890

Subscription received in advance	176,450	508,630

Futures contracts sold	—	4,734

Management fees payable	18,662	16,428

Fees payable	16,439	15,966

Total liabilities	323,810	1,251,264

NET ASSETS	$9,869,661	$8,719,577

Superfund Gold, L.P. Series B-1 Net Assets	$6,063,980	$6,268,561

Number of Units outstanding	5,678.128	7,174.897

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$1,067.96	$873.68

Superfund Gold, L.P. Series B-2 Net Assets	$3,805,681	$2,451,016

Number of Units outstanding	3,457.876	2,763.500

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,100.58	$886.92

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of September 30, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 26, 2010 (amortized cost $3,649,231), securities are held in margin accounts as collateral for open futures and forwards	$3,650,000	37.0%	$3,649,231

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.7	164,709

Total unrealized appreciation on forward contracts		1.7	164,709

Unrealized depreciation on forward contracts
Currency		(0.7)	(64,491)

Total unrealized depreciation on forward contracts		(0.7)	(64,491)

Total forward contracts, at fair value		1.0	100,218

Futures contracts, at fair value
Futures contracts purchased
Currency		2.1	203,168
Energy		1.4	138,463
Financial		0.4	34,683
Food & Fiber		1.6	155,911
Indices		0.5	51,679
Livestock		0.1	7,130
Metals
101 contracts of CMX Gold expiring December 2010		10.5	1,039,400
Other		3.2	312,319

Total Metals		13.7	1,351,719

Total futures contracts purchased		19.8	1,942,753

Futures contracts sold
Energy		0.6	60,054
Financial		(0.4)	(34,868)
Food & Fiber		(0.0) *	(1,319)
Indices		0.0 *	4,003

Total futures contracts sold		0.2	27,870

Total futures contracts, at fair value		20.0%	$1,970,623

Futures and forward contracts by country composition
Australia		0.8	73,898
European Monetary Union		(0.2)	(19,715)
Great Britain		0.0 *	2,474
Japan		0.6	61,591
United States		17.4	1,712,157
Other		2.4	240,436

Total futures and forward contracts by country		21.0%	$2,070,841

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2009

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 25, 2010 (amortized cost $4,449,809), securities are held in margin accounts as collateral for open futures and forwards	$4,450,000	51.0%	$4,449,809

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.9	81,845

Total unrealized appreciation on forward contracts		0.9	81,845

Unrealized depreciation on forward contracts
Currency		(1.7)	(154,871)

Total unrealized depreciation on forward contracts		(1.7)	(154,871)

Total forward contracts, at fair value		(0.8)	(73,026)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.9)	(81,589)
Energy		0.7	58,852
Financial		(1.0)	(85,038)
Food & Fiber		1.5	134,040
Indices		2.8	241,191
Metals
104 contracts of CMX Gold expiring February 2010		(9.3)	(806,850)
Other		(0.0) *	(1,351)

Total Metals		(9.3)	(808,201)

Total futures contracts purchased		(6.2)	(540,745)

Futures contracts sold
Energy		(0.1)	(4,870)
Food & Fiber		(0.2)	(15,750)
Indices		(0.0) *	(3,170)
Livestock		(0.1)	(8,110)
Financial		0.3	27,166

Total futures contracts sold		(0.1)	(4,734)

Total futures contracts, at fair value		(6.3)%	$(545,479)

Futures and forward contracts by country composition
Australian		0.2	17,853
European Monetary Union		(0.4)	(31,028)
Great Britain		0.2	14,810
Japan		0.4	37,973
United States		(7.7)	(675,828)
Other		0.2	17,715

Total futures and forward contracts by country		(7.1)%	$(618,505)

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009*
Investment income
Interest income	$2,602	$1,068	$2,734	$1,643

Total income	2,602	1,068	2,734	1,643

Expenses
Brokerage commissions	63,745	43,199	248,009	68,769
Management fee	48,747	36,406	164,100	54,926
Selling commission	26,684	24,046	99,890	34,436
Operating expenses	16,249	12,136	54,700	18,309
Other	702	602	1,512	1,617

Total expenses	156,127	116,389	568,211	178,057

Net investment loss	(153,525)	(115,321)	(565,477)	(176,414)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	141,515	(265,496)	74,629	(519,638)
Net change in unrealized appreciation on futures and forward contracts	1,089,861	1,097,899	2,689,346	1,027,452

Net gain on investments	1,231,376	832,403	2,763,975	507,814

Net increase in net assets from operations	$1,077,851	$717,082	$2,198,498	$331,400

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series B-1**	$116.01	$97.25	$202.17	$67.76

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series B-1	$110.06	$83.35	$194.28	$0.86

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series B-2***	$129.47	$89.43	$237.65	$35.31

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series B-2	$118.35	$88.42	$213.66	$10.14

See accompanying notes to unaudited financial statements.

*	Data reflect the Six Months Ended September 30, 2009. The Fund’s inception was April 1, 2009.

**	Weighted average number of Units outstanding for Series B-1 for the Three Months Ended September 30, 2010 and September 30, 2009: 5,549.68 and 5,595.53, respectively; and for the Nine Months Ended September 30, 2010 and September 30, 2009: 7,177.88 and 4,019.65, respectively.

***	Weighted average number of Units outstanding for Series B-2 for the Three Months Ended September 30, 2010 and September 30, 2009: 3,352.32 and 1,933.42, respectively; for the Nine Months Ended September 30, 2010 and September 30, 2009: 3,195.81 and 1,671.61, respectively.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended
	September 30,
	2010	2009*
Increase in net assets from operations
Net investment loss	$(565,477)	$(176,414)
Net realized gain (loss) on futures and forward contracts	74,629	(519,638)
Net change in unrealized appreciation on futures and forward contracts	2,689,346	1,027,452

Net increase in net assets from operations	2,198,498	331,400

Capital share transactions
Issuance of Units	2,729,317	7,163,742
Redemption of Units	(3,777,731)	—
Redemption of non-unitized capital balance	—	(2,000)

Net increase (decrease) in net assets from capital share transactions	(1,048,414)	7,161,742

Net increase in net assets	1,150,084	7,493,142

Net assets, beginning of period	8,719,577	2,000

Net assets, end of period	$9,869,661	$7,495,142

Series B-1 Units, beginning of period	7,174.897	—
Issuance of Series B-1 Units	2,048.322	6,176.794
Redemption of Units	(3,545.091)	—

Series B-1 Units, end of period	5,678.128	6,176.794

Series B-2 Units, beginning of period	2,763.500	—
Issuance of Series B-2 Units	1,051.441	1,947.276
Redemption of Units	(357.065)	—

Series B-2 Units, end of period	3,457.876	1,947.276

See accompanying notes to unaudited financial statements.

*	Data reflect the Six Months Ended September 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009*
Cash flows from operating activities
Net increase in net assets from operations	$2,198,498	$331,400
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(11,746,222)	(3,850,212)
Maturities of U.S. government securities	12,550,000	1,150,000
Amortization of discounts and premiums	(3,200)	795
Due from brokers	870,234	(3,348,793)
Unrealized appreciation on open forward contracts	(82,864)	(68,664)
Unrealized depreciation on open forward contracts	(90,380)	65,719
Futures contracts purchased	(2,483,498)	134
Futures contracts sold	(32,604)	(1,024,641)
Management fees payable	2,234	14,109
Fees payable	473	14,216

Net cash provided by (used in) operating activities	1,182,671	(6,715,937)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,397,137	7,458,742
Redemptions, net of change in redemptions payable	(3,739,853)	—
Redemptions of non-unitized capital balance	—	(2,000)

Net cash provided by (used in) financing activities	(1,342,716)	7,456,742

Net increase (decrease) in cash	(160,045)	740,805

Cash, beginning of period	932,518	2,000

Cash, end of period	$772,473	$742,805

See accompanying notes to unaudited financial statements.

*	Data reflect the Six Months Ended September 30, 2009. The Fund’s inception was April 1, 2009.

SUPERFUND GOLD, L.P.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010
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
Superfund Capital Management has evaluated the application of Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), to the Fund, and has determined whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, Superfund Capital Management has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2009 tax year generally remains subject to examination by the U.S. federal and most state tax authorities.
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
Recently Issued Accounting Pronouncements
ASU 2010-06
In January 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold Level 3 assets or liabilities. The Funds do not anticipate the amendments effective for fiscal years beginning after December 15, 2010 to have an impact on the Funds’ results of operations, financial condition or cash flows.
3. Fair Value Measurements
The Fund follows ASC 820 (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:
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
Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended September 30, 2010, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2010, and December 31, 2009:
Superfund Gold, L.P.

	Balance
	September 30,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$6,848,563	$—	$6,848,563	$—
Unrealized appreciation on open forward contracts	289,052	—	289,052	—
Futures contracts purchased	3,610,999	3,610,999	—	—
Futures contracts sold	53,595	53,595	—	—

Total Assets Measured at Fair Value	$10,802,209	$3,664,594	$7,137,615	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$104,849	$—	$104,849	—

Total Liabilities Measured at Fair Value	$104,849	$—	$104,849	$—

Superfund Gold, L.P. — Series A

	Balance
	September 30,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$3,199,332	$—	$3,199,332	$—
Unrealized appreciation on open forward contracts	124,343	—	124,343	—
Futures contracts purchased	1,668,246	1,668,246	—	—
Futures contracts sold	25,725	25,725	—	—

Total Assets Measured at Fair Value	$5,017,646	$1,693,971	$3,323,675	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$40,358	$—	$40,358	$—

Total Liabilities Measured at Fair Value	$40,358	$—	$40,358	$—

Superfund Gold, L.P. — Series B

	Balance
	September 30,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$3,649,231	$—	$3,649,231	$—
Unrealized appreciation on open forward contracts	164,709	—	164,709	—
Futures contracts purchased	1,942,753	1,942,753	—	—
Futures contracts sold	27,870	27,870	—	—

Total Assets Measured at Fair Value	$5,784,563	$1,970,623	$3,813,940	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$64,491	$—	$64,491	$—

Total Liabilities Measured at Fair Value	$64,491	$—	$64,491	$—

Superfund Gold, L.P.

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$5,999,748	$—	$5,999,748	$—
Unrealized appreciation on open forward contracts	81,845	—	81,845	—

Total Assets Measured at Fair Value	$6,081,593	$—	$6,081,593	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$154,871	$—	$154,871	$—
Futures contracts purchased	818,974	818,974	—	—
Futures contracts sold	7,812	7,812	—	—

Total Liabilities Measured at Fair Value	$981,657	$826,786	$154,871	$—

Superfund Gold, L.P. — Series A

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$1,549,939	$—	$1,549,939	$—

Total Assets Measured at Fair Value	$1,549,939	$—	$1,549,939	$—

LIABILITIES
Futures contracts purchased	$278,229	$278,229	$—	$—
Futures contracts sold	3,078	3,078	—	—

Total Liabilities Measured at Fair Value	$281,307	$281,307	$—	$—

Superfund Gold, L.P. — Series B

	Balance
	December 31,
	2009	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,449,809	$—	$4,449,809	$—
Unrealized appreciation on open forward contracts	81,845	—	81,845	—

Total Assets Measured at Fair Value	$4,531,654	$—	$4,531,654	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$154,871	$—	$154,871	$—
Futures contracts purchased	540,745	540,745	—	—
Futures contracts sold	4,734	4,734	—	—

Total Liabilities Measured at Fair Value	$700,350	$545,479	$154,871	$—

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
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of September 30, 2010, is as follows:
Superfund Gold, L.P.

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	September 30, 2010	at September 30, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$289,052	$—	$289,052

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(104,849)	(104,849)

Futures contracts	Futures contracts purchased & futures contacts sold	3,664,594	—	3,664,594

Totals		$3,953,646	$(104,849)	$3,848,797

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2010:

			Change in Unrealized
			Appreciation
Derivatives not			(Depreciation) on
Designated as Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	Derivatives
Instruments under	Derivatives Recognized in	Derivatives Recognized	Recognized
ASC 815	Income	in Income	in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on investments	$169,428	$200,979

Futures contracts	Realized and unrealized gain (loss) on investments	(42,525)	2,084,592

Total		$126,903	$2,285,571

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010:

			Change in Unrealized
			Appreciation
Derivatives not			(Depreciation) on
Designated as Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	Derivatives
Instruments under	Derivatives Recognized in	Derivatives Recognized	Recognized
ASC 815	Income	in Income	in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on investments	$(196,293)	$257,228

Futures contracts	Realized and unrealized gain (loss) on investments	563,636	4,491,381

Total		$367,343	$4,478,609

Effects of Derivative Instruments on the Statement of Operations for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

			Change in Unrealized
			Appreciation
Derivatives not			(Depreciation) on
Designated as Hedging	Location of Gain (Loss) on	Realized Gain (Loss) on	Derivatives
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized	Recognized
815	Income	in Income	in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on investments	$(123,140)	$(73,026)

Futures contracts	Realized and unrealized gain (loss) on investments	1,731,610	(826,786)

Total		$1,608,470	$(899,812)

	As of September 30, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gain (Loss) on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$307,266	1.5	$(4,117)	(0.0)	*	$156	0.0	*	(119,102)	(0.6)	$184,203
Currency	363,116	1.8	(2,889)	(0.0)	*	—	—		—	—	360,227
Financial	58,944	0.3	(7,207)	(0.0)	*	—	—		(56,672)	(0.3)	(4,934)
Food & Fiber	263,260	1.3	(7,628)	(0.0)	*	260	0.0	*	(1,743)	(0.0) *	254,148
Indices	153,978	0.8	(72,578)	(0.4)		6,541	0.0	*	—	—	87,941
Metals	2,620,349	13.2	—	—		—	—		—	—	2,620,349
Livestock	21,570	0.1	(9,260)	(0.0)	*	—	—		—	—	12,310
Energy	229,343	1.2	—	(0.0)	*	207,400	1.0		(102,190)	(0.5)	334,553

Totals	$4,017,826	20.2	$(103,679)	(0.4)		$214,357	1.0		$(279,707)	(1.4)	$3,848,797

*	Due to rounding

Superfund Gold, L.P. average monthly contract volume by market sector as of Quarter Ended September 30, 2010:

	Average Number	Average	Average Value of	Average Value
	of Long	Number of Short	Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	75	59	$269,225	$169,808

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	540	147
Financial	1,041	566
Food & Fiber	161	29
Indices	978	339
Metals	374	28
Livestock	57	8
Energy	187	397

Totals	3,413	1,573

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended September 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$169,428	$200,979	$370,407
Currency	668,052	186,260	854,312
Financial	483,757	(626,380)	(142,623)
Food & Fiber	(112,384)	268,935	156,551
Indices	(339,745)	196,296	(143,449)
Metals	61,277	1,708,278	1,769,555
Livestock	(4,460)	22,470	18,010
Energy	(799,022)	328,733	(470,289)

Total net trading gains	$126,903	$2,285,571	$2,412,474

	For the Nine Months Ended September 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(196,293)	$257,228	$60,935
Currency	(42,779)	456,914	414,135
Financial	1,987,611	60,865	2,048,476
Food & Fiber	(288,507)	119,919	(168,588)
Indices	(312,319)	(165,925)	(478,244)
Metals	542,622	3,715,421	4,258,043
Livestock	(83,620)	21,500	(62,120)
Energy	(1,239,372)	282,687	(956,685)

Total net trading gains	$367,343	$4,748,609	$5,115,952

Superfund Gold, L.P. — Series A
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of September 30, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	September 30, 2010	at September 30, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$124,343	$—	$124,343

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(40,358)	(40,358)

Futures contracts	Futures contracts purchased & futures contacts sold	1,693,971	—	1,693,971

Totals		$1,818,314	$(40,358)	$1,777,956

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2010:

			Change in Unrealized
			Appreciation
Derivatives not		Realized Gain (Loss) on	(Depreciation) on
Designated as Hedging	Location of Gain (Loss) on	Derivatives Recognized	Derivatives
Instruments under	Derivatives Recognized in	in	Recognized
ASC 815	Income	Income	in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on investments	$76,378	$90,257

Futures contracts	Realized and unrealized gain (loss) on investments	(90,990)	1,105,453

Total		$(14,612)	$1,195,710

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010:

			Change in Unrealized
			Appreciation
Derivatives not		Realized Gain (Loss) on	(Depreciation) on
Designated as Hedging	Location of Gain (Loss) on	Derivatives Recognized	Derivatives
Instruments under ASC	Derivatives Recognized in	in	Recognized in
815	Income	Income	Income
Foreign exchange contracts	Realized and unrealized gain (loss) on investments	$52,845	$83,984

Futures contracts	Realized and unrealized gain (loss) on investments	239,869	1,975,279

Total		$292,714	$2,059,263

Effects of Derivative Instruments on the Statement of Operations for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

			Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain (Loss)	Realized Gain (Loss) on	(Depreciation) on
Instruments under ASC	on Derivatives Recognized	Derivatives Recognized	Derivatives Recognized
815	in Income	in Income	in Income
Foreign exchange contracts	Realized and unrealized gain (loss) on investments	$866	$0

Futures contracts	Realized and unrealized gain (loss) on investments	694,820	(281,307)

Total		$695,686	$(281,307)

	As of September 30, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gain (Loss) on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$124,343	1.2	$(1,769)	(0.0)	*	$—	—		$(38,589)	(0.4)	$83,985
Currency	158,968	1.6	(1,909)	(0.0)	*	—	—		—	—	157,059
Financial	20,122	0.2	(3,067)	(0.0)	*	—	—		(21,805)	(0.2)	(4,750)
Food & Fiber	102,926	1.0	(3,205)	(0.0)	*	260	0.0	*	(424)	(0.0) *	99,557
Indices	59,128	0.6	(29,407)	(0.3)		2,538	0.0	*	—	—	32,259
Metals	1,268,630	12.6	—	—		—	—		—	—	1,268,630
Livestock	9,190	0.1	(4,010)	(0.0)	*	—	—		—	—	5,180
Energy	90,880	0.9	—	—		88,390	0.9		(43,234)	(0.4)	136,036

Totals	$1,834,187	18.2	$(43,367)	(0.3)		$91,188	0.9		$(104,052)	(1.0)	$1,777,956

*	Due to rounding
Series A average monthly contract volume by market sector as of Quarter Ended September 30, 2010:

	Average Number	Average	Average Value	Average Value
	of Long	Number of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	32	23	$92,961	$48,205

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	242	59
Financial	398	275
Food & Fiber	60	14
Indices	386	126
Metals	177	13
Livestock	23	3
Energy	81	177

Totals	1,399	690

Series A trading results by market sector:

	For the Three Months Ended September 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$76,378	$90,257	$166,635
Currency	243,735	102,203	345,938
Financial	129,081	(193,462)	(64,381)
Food & Fiber	(50,738)	103,586	52,848
Indices	(93,141)	56,057	(37,084)
Metals	(18,223)	897,278	879,055
Livestock	1,430	8,290	9,720
Energy	(303,134)	131,501	(171,633)

Total net trading gains (losses)	$(14,612)	$1,195,710	$1,181,098

	For the Nine Months Ended September 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$52,845	$83,984	$136,829
Currency	68,640	172,156	240,796
Financial	533,364	3,178	536,542
Food & Fiber	(104,740)	83,617	(21,123)
Indices	(89,499)	16,415	(73,084)
Metals	294,098	1,555,501	1,849,599
Livestock	(16,220)	6,260	(9,960)
Energy	(445,774)	138,152	(307,622)

Total net trading gains	$292,714	$2,059,263	$2,351,977

Superfund Gold, L.P. — Series B
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of September 30, 2010, is as follows:

			Liability
	Statement of Assets and	Asset Derivatives at	Derivatives at
Type of Instrument	Liabilities Location	September 30, 2010	September 30, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$164,709	$—	$164,709

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(64,491)	(64,491)

Futures contracts	Futures contracts purchased & futures contacts sold	1,970,623	—	1,970,632

Totals		$2,135,332	$(64,491)	$2,070,841

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2010:

			Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain (Loss)	Realized Gain (Loss) on	(Depreciation) on
Instruments under ASC	on Derivatives Recognized	Derivatives Recognized	Derivatives Recognized
815	in Income	in Income	in Income
Foreign Exchange contracts	Realized and unrealized gain (loss) on investments	$93,050	$110,722

Futures contracts	Realized and unrealized gain (loss) on investments	48,465	979,139

Total		$141,515	$1,089,861

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010:

			Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain (Loss)	Realized Gain (Loss) on	(Depreciation) on
Instruments under ASC	on Derivatives Recognized	Derivatives Recognized	Derivatives Recognized
815	in Income	in Income	in Income
Foreign Exchange contracts	Realized and unrealized gain (loss) on investments	$(249,138)	$173,244

Futures contracts	Realized and unrealized gain (loss) on investments	323,767	2,516,102

Total		$74,629	$2,689,346

Effects of Derivative Instruments on the Statement of Operations for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

			Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain (Loss)	Realized Gain (Loss) on	(Depreciation) on
Instruments under ASC	on Derivatives Recognized	Derivatives Recognized	Derivatives Recognized
815	in Income	in Income	in Income
Foreign Exchange contracts	Realized and unrealized gain (loss) on investments	$(124,006)	$(73,026)

Futures contracts	Realized and unrealized gain (loss) on investments	1,036,790	(545,479)

Total		$912,784	$(618,505)

	As of September 30, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gain (Loss) on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$182,923	1.8	$(2,348)	(0.0)	*	$156	0.0	*	$(80,513)	(0.8)	$100,218
Currency	204,148	2.1	(980)	(0.0)	*	—	—		—	—	203,168
Financial	38,822	0.4	(4,140)	(0.0)	*	—	—		(34,867)	(0.4)	(184)
Food & Fiber	160,334	1.6	(4,423)	(0.0)	*	—	—		(1,319)	(0.0) *	154,591
Indices	94,850	0.9	(43,171)	(0.4)		4,003	0.0	*	—	—	55,682
Metals	1,351,719	13.7	—	—		—	—		—	—	1,351,719
Livestock	12,380	0.2	(5,250)	(0.1)		—	—		—	—	7,130
Energy	138,463	1.4	—	—		119,010	1.2		(58,956)	(0.6)	198,517

Totals	$2,183,639	22.1	$(60,312)	(0.5)		$123,169	1.2		$(175,655)	(1.8)	$2,070,841

*	Due to rounding
Series B average monthly contract volume by market sector for Quarter Ended September 30, 2010:

	Average Number	Average	Average Value	Average Value
	of Long	Number of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	43	36	$176,264	$121,603

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	298	88
Financial	643	291
Food & Fiber	101	15
Indices	592	213
Metals	197	15
Livestock	34	5
Energy	106	220

Totals	2,014	883

Series B trading results by market sector

	For the Three Months Ended September 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$93,050	$110,722	$203,772
Currency	424,317	84,057	508,374
Financial	354,676	(432,918)	(78,242)
Food & Fiber	(61,646)	165,349	103,703
Indices	(246,604)	140,239	(106,365)
Metals	79,500	811,000	890,500
Livestock	(5,890)	14,180	8,290
Energy	(495,888)	197,232	(298,656)

Total net trading gains	$141,515	$1,089,861	$1,231,376

	For the Nine Months Ended September 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(249,138)	$173,244	$(75,894)
Currency	(111,419)	284,758	173,339
Financial	1,454,247	57,687	1,511,934
Food & Fiber	(183,767)	36,302	(147,465)
Indices	(222,820)	(182,340)	(405,160)
Metals	248,524	2,159,920	2,408,444
Livestock	(67,400)	15,240	(52,160)
Energy	(793,598)	144,535	(649,063)

Total net trading gains	$74,629	$2,689,346	$2,763,975

5. Due from/to brokers
Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of September 30, 2010, there were no amounts due to brokers.
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
7. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus of the Fund dated August 13, 2010, included within Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-151632), Superfund USA, Inc., (“Superfund USA”) an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commissions” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds price of such Unit.
Superfund Capital Management will also be paid a monthly performance fee equal to 25% of any new appreciation without respect to interest income. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered.

8. Financial highlights
Financial highlights for the period January 1 through September 30, 2010 are as follows:

	2010
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	26.4%	28.1%	22.2%	24.1%
Incentive fees	0.4%	0.7%	0.0%	0.0%

Total return after incentive fees	26.0%	27.4%	22.2%	24.1%

Ratios to average partners’ capital*
Operating expenses before incentive fees	7.4%	5.3%	8.5%	6.5%
Incentive fees	0.4%	0.7%	0.0%	0.0%

Total expenses	7.8%	6.0%	8.5%	6.5%

Net investment loss*	(7.2)%	(5.2)%	(8.5)%	(6.5)%

Net asset value per unit, beginning of period	$1,056.90	$1,111.40	$873.68	$886.92
Net investment loss	(66.59)	(56.62)	(58.56)	(49.50)
Net gain on investments	341.52	362.00	252.84	259.56

Net asset value per unit, end of period	$1,331.83	$1,416.78	$1,067.96	$1,100.58

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$317.16	$353.62	$202.17	$237.65

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$274.93	$305.38	$194.28	$213.65

*	Annualized for periods less than a year
Financial highlights for the period January 1 through September 30, 2009 are as follows (the Fund’s inception was April 1, 2009):

	2009
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	9.0%	13.3%	0.1%	1.1%
Incentive fees	0.2%	1.0%	0.0%	0.0%

Total return after incentive fees	9.2%	14.3%	0.1%	1.1%

Ratios to average partners’ capital*
Operating expenses before incentive fees	6.0%	4.3%	8.8%	6.1%
Incentive fees	0.2%	1.0%	0.0%	0.0%

Total expenses	6.2%	5.3%	8.8%	6.1%

Net investment loss*	(5.9)%	(4.2)%	(8.7)%	(6.0)%

Net asset value per unit, beginning of period	$919.50	$919.50	$919.50	$919.50
Net investment loss	(30.11)	(27.41)	(37.27)	(26.06)
Net gain on investments	114.38	158.95	38.13	36.20

Net asset value per unit, end of period	$1,003.77	$1,051.04	$920.36	$929.64

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$100.31	$166.40	$67.76	$35.31

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$84.27	$131.54	$0.86	$10.14

*	Annualized for periods less than a year

Financial highlights for the period July 1 through September 30, 2010 are as follows:

	2010
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	10.9%	11.4%	11.5%	12.0%
Incentive fees	0.0%	0.1%	0.0%	0.0%

Total return after incentive fees	10.9%	11.3%	11.5%	12.0%

Ratios to average partners’ capital*
Operating expenses before incentive fees	7.1%	5.1%	8.0%	6.0%
Incentive fees	0.0%	0.1%	0.0%	0.0%

Total expenses	7.1%	5.2%	8.0%	6.0%

Net investment loss*	(7.0)%	(5.0)%	(7.9)%	(5.9)%

Net asset value per unit, beginning of period	$1,201.09	$1,272.23	$957.90	$982.23
Net investment loss	(21.40)	(17.24)	(19.12)	(14.70)
Net gain on investments	152.14	161.79	129.18	133.05

Net asset value per unit, end of period	$1,331.83	$1,416.78	$1,067.96	$1,100.58

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$142.90	$159.39	$116.01	$129.47

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$130.74	$144.55	$110.06	$118.35

*	Annualized for periods less than a year
Financial highlights for the period July 1 through September 30, 2009 are as follows (the Fund’s inception was April 1, 2009):

	2009
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	11.2%	12.0%	10.0%	10.5%
Incentive fees	0.2%	0.8%	0.0%	0.0%

Total return after incentive fees	11.0%	11.2%	10.0%	10.5%

Ratios to average partners’ capital*
Operating expenses before incentive fees	6.2%	4.6%	8.1%	5.8%
Incentive fees	0.2%	0.8%	0.0%	0.0%

Total expenses	6.4%	5.4%	8.1%	5.8%

Net investment loss*	(6.1)%	(4.5)%	(8.0)%	(5.8)%

Net asset value per unit, beginning of period	$904.47	$945.55	$837.01	$841.22
Net investment loss	(16.52)	(19.26)	(17.24)	(12.39)
Net gain on investments	115.82	124.75	100.59	100.81

Net asset value per unit, end of period	$1,003.77	$1,051.04	$920.36	$929.64

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$103.03	$118.20	$97.25	$89.43

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$99.30	$105.49	$83.35	$88.42

*	Annualized for periods less than a year
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
For the Fund, gross unrealized gains and losses related to exchange-traded futures were $3,924,770 and $260,167, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $307,422 and $123,219, respectively, at September 30, 2010.
For Series A, gross unrealized gains and losses related to exchange-traded futures were $1,801,032 and $107,061, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $124,343 and $40,358, respectively, at September 30, 2010.
For Series B, gross unrealized gains and losses related to exchange-traded futures were $2,123,738 and $153,106, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $183,079 and $82,861, respectively, at September 30, 2010.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., MF Global Inc. and Rosenthal Collins Group, L.L.C.
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
The majority of these futures and forwards mature within one year of September 30, 2010. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
INTRODUCTION
The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2010, subscriptions totaling $2,538,911 in the Fund have been accepted and redemptions over the same period totaled $2,885,843. For the quarter ended September 30, 2010, subscriptions totaling $1,177,229 in Series A-1, $403,014 in Series A-2, $578,667 in Series B-1, and $380,000 in Series B-2 have been accepted and redemptions over the same period totaled $36,771 in Series A-1, $58,480 in Series A-2, $2,660,580 in Series B-1 and $130,012 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forwards markets. Specifically, the Fund trades a portfolio of more than 120 futures and forwards markets using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2010
In September, the Fund’s allocation to global equities proved successful as equities moved sharply higher. Indices in the United States (“U.S.”) experienced gains as the combined effects of excellent technology earnings and elevated M&A activity drove the Nasdaq index 13.1% higher. Although short positions in European indices experienced losses as the Dow Jones Eurostoxx, France’s CAC-40 and Spain’s IBEX finished 5.0%, 6.4% and 2.5% higher, respectively, long positions in Korea’s Kospi index, which finished 7.4% higher, performed well amid upward revisions in the country’s current account surplus. A mixture of long and short positions led the Fund to an overall gain in the stock indices sector. The long-term upward trend in Canadian 3-month bank acceptance and Australian 90-day bank bill futures reversed, resulting in losses for the Fund’s short rates allocation. The selloff in Canada of 3-month bank notes was attributed to the Bank of Canada raising rates by 25 basis points for the third time since June, along with a better than expected rebound in Canadian employment and household spending. Australian short-term interest rates sold off dramatically in response to employers adding more jobs than forecast. In the U.S., 3-month Eurodollar futures bucked the global trend, trading higher as better than expected economic data was overshadowed by statements that the Federal Reserve was prepared to implement a second wave of unconventional monetary easing. Long positions in short-term interest rate products led the Fund to an overall loss on the month. Negative dollar statements by the Federal Reserve served as a catalyst for extreme currency market moves worldwide. The Australian dollar led the way, finishing 9.0% higher on the U.S. dollar. The Swiss franc finished 3.5% higher as investors perceived a safe haven play with the Japanese yen and U.S. dollar in tumult. Emerging market currencies also performed well as the South African rand, Brazilian real, and Korean won finished 6.0%, 3.7% and 4.8% higher, respectively. The Fund’s long positions in currency markets led to an overall gain on the month. The Fund obtained strong results from its allocation to the metals markets in September as investors sought safety from the devaluation of fiat currencies and exposure to alternative assets. As the dollar collapsed to a seven-month low, silver gained 12.2% on the month, breeching a 30-year high. Long positions in base metals performed well as positive early month manufacturing readings in the U.S. and China sent copper futures higher. London copper added 8.5% amid falling inventories while aluminum and nickel posted gains of 14.7% and 12.4%, respectively. Long positions in the metals sector led the Fund to an overall gain on the month. December gold futures marched higher in September, finishing up 4.7% on the month and establishing a new all-time high above $1,300 per ounce. As a result, the Fund’s long gold position produced an overall gain on the month.
In August, the Fund’s allocations to global equity futures markets underperformed as heightening uncertainty continued to drive market volatility. The Dow Jones index finished the month down 3.9% as a poor labor market, deteriorating durable goods sales, and acute housing market declines challenged investor confidence. The Fund also lost ground in Europe as markets reversed lower with the French CAC 40, the Spanish IBEX 35 and the Italian MIB 40 finishing 4.2%, 2.7%, and 6.3% lower, respectively. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The strong upward trend in U.S. Treasury bond futures persisted with the front-month contract trading to an 18-month high while front-month 10-year Japanese government bond futures traded up to their highest level since 2003 as Japan’s gross domestic product (“GDP”) growth missed expectations by rising at an annualized rate of only 0.4%. A mixture of long and short bond futures positions led the Fund to an overall gain on the month. The Fund’s net long allocation to short-term interest rate futures yielded positive returns in August due to the prevailing fear that global growth was languishing. The long-term upward trend in 3-month Eurodollar futures extended higher after the U.S. Federal Reserve reversed plans to exit from monetary stimulus and decided to keep its bond holdings level with the possibility of resuming purchases. Long positions in the interest rate sector led the Fund to an overall gain on the month. The Fund experienced gains from its allocation to currency markets as positions in the Japanese yen and the Swiss franc performed well amid a growing sense of uncertainty surrounding the global economic recovery. Japan’s currency rallied to a 15-year high against the U.S. dollar while the Swiss franc ended the month 2.2% higher. Alternatively, long positions in the Canadian dollar and Mexican peso ended the month 3.5% and 4.1% lower against the U.S. dollar as investors curbed exposure to these major U.S. trade partners’ currencies amid flagging U.S. data. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s trading systems yielded positive results in the metals sector as strong gains on long positions in gold outweighed negative performance in base metals. December gold contracts finished 5.5% higher as investment demand surged, more than doubling in the second quarter. Meanwhile, results suffered in the base metals as these markets succumbed to the same inputs that supported gold. In China, aluminum production was shuttered by another 330,000 tons while manufacturing grew at the slowest pace in 17 months, sparking fears of a double dip recession. These factors led to the possibility of weakening demand, subsequently putting downside pressure on London aluminum and nickel, which ended the month down 5.3% and 1.5%, respectively. A mixture of long and short metals positions led the Fund to an overall gain on the month. The Fund also saw strong results in global energy markets as these products established solid trends for most of August. Demand prospects for natural gas declined as July’s new and existing home sales data unexpectedly fell while initial jobless claims rose. Milder weather and the reduced threat of Atlantic hurricanes moving into the Gulf of Mexico pushed stockpiles to near-record highs. The Fund’s short positions in natural gas produced substantial gains as front-month futures traded well below the 50/100/200 day moving averages, finishing with a loss of 22.4% on the month. Rising U.S. jobless claims, contracting manufacturing, and a widening trade deficit sent October crude down 9.3% on the month. A mixture of long and short positions in the energy sector led the Fund to an overall gain for the month. Gold futures marched steadily higher in August as investors became more and more convinced that neither the U.S. dollar nor the euro offered a safe alternative for their assets. December gold futures recouped all of July’s losses, finishing the month 5.5% higher as investors grew increasingly concerned with macroeconomic data in the U.S. and Europe. The Fund’s long gold position produced an overall gain on the month.
In July, equities rallied impressively despite macroeconomic data that continued to point to various challenges moving forward. Strong corporate earnings reports, increased certainty following the passage of the Dodd-Frank financial reform law, and a settlement between the Securities and Exchange Commission and Goldman Sachs combined to produce sharply higher equity prices. The S&P 500 rallied to finish the month 7.0% higher, stopping out the Fund’s short positions early in the month. Asian equities also moved higher, fueled by growing optimism in China. The Hang Seng index responded with steady returns, finishing the month 4.4% higher, while Australia’s SPI 200 gained 4.7% on the month. In Europe, the the UK’s FTSE 100 and the Amsterdam EOE Index recovered most of the prior month’s losses, ending the month 7.2% and 4.4% higher, respectively, due in part to positive European bank stress tests results. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The U.S. dollar index declined 5.4% on the month amid falling U.S. household sentiment, poor private sector job growth, and expectations of rate increase diminishing. Accordingly, investors rotated assets into alternative safe haven currencies such as the Japanese yen and the Swiss franc, which ended the month 2.4% and 3.5% higher, respectively. The Australian dollar finished the month 7.4% higher as prospects for higher interest rates increased amid strong consumer prices and surging metals markets. Asian regional currencies also fared well as the Singapore dollar and New Zealand dollar finished the month 2.6% and 6.0% higher, respectively, benefitting from a return of risk appetite and increasing comfort with Chinese growth prospects following a sharp reversal higher in Chinese equities. The Fund’s long positions in the currency sector led to an overall gain on the month. The energy sector languished as mixed fundamental data produced choppy range-bound markets in both crude oil and natural gas. Large natural gas reserves caused prices to fall throughout the month even as above-average temperatures across the U.S. bolstered cooling demand. Similarly, short positions in crude oil suffered as positive U.S. retail sales figures and the IMF boosting its growth forecast sent values higher. A decrease in jobless claims combined with improving confidence in Europe’s economic recovery to spur initiation of long positions by month-end as September crude oil futures finished 3.7% higher on the month. A mixture of long and short positions in the energy sector led the Fund to an overall loss on the month. After establishing all-time highs in June, gold futures responded with steadily lower action throughout July, finishing with a loss of 5.1% on the month. Perceived structural stability in Europe following the positive results of the banking sector stress tests eliminated a key source of gold sponsorship. Furthermore, excellent corporate earnings also contributed to losses as investors became more comfortable investing in depressed equity markets than on gold at historic highs. The Fund’s long gold position produced an overall loss on the month.
For the third quarter of 2010, the most profitable market group overall was the metals sector, while the greatest losses were attributable to positions in the energy sector.
Three Months Ended June 30, 2010
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
Three Months Ended September 30, 2009
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2010 and December 31, 2009.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASU 2010-06
In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold Level 3 assets or liabilities. The Funds do not anticipate the amendments effective for fiscal years beginning after December 15, 2010 to have an impact on the Funds’ results of operations, financial condition or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.

ITEM 4T.	CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each series individually, as well as the Fund as a whole.
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

ITEM 1A.	RISK FACTORS
Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	There were no sales of unregistered securities during the quarter ended September 30, 2010.

(b)	Updated information required by Item 701(f) of Regulation S-K:
(1)		The use of proceeds information is being disclosed for Registration Statement No. 333-151632 declared effective on February 17, 2009.

(4)	(iv)	As of September 30, 2010, the Fund sold $6,971,918 of Series A-1 Units, $1,846,921 of Series A-2 Units, $8,164,652 of Series B-1 Units, and $3,373,975 of Series B-2 Units.

	(v)	As of September 30, 2010, the Fund incurred expenses for the account of the Fund totaling $1,472,271 of which $1,196,293 was paid to Superfund Capital Management and $275,978 was paid to Superfund USA.

	(vi)	Net offering proceeds to the Fund as of September 30, 2010 were $18,885,195.

	(vii)	As of September 30, 2010, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with Superfund Capital Management’s trading program totaled $18,885,195.
(c)	Pursuant to the Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2010:
Series A-1:

		Net Asset
Month	Units Redeemed	Value per Unit ($)
July 31, 2010	10.017	1,097.75
August 31, 2010	10.219	1,212.68
September 30, 2010	91.743	1,331.83

Total	111.979

Series A-2:

		Net Asset
Month	Units Redeemed	Value per Unit ($)
July 31, 2010	5.424	1,164.72
August 31, 2010	31.327	1,288.82
September 30, 2010	0.000	1,416.78

Total	36.751

Series B-1:

		Net Asset
Month	Units Redeemed	Value per Unit ($)
July 30, 2010	58.823	852.68
August 31, 2010	9.907	958.10
September 30, 2010	38.980	1,067.96

Total	107.710

Series B-2:

		Net Asset
Month	Units Redeemed	Value per Unit ($)
July 30, 2010	148.448	875.80
August 31, 2010	0.000	985.72
September 30, 2010	5.574	1,100.58

Total	154.022

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010	SUPERFUND GOLD, L.P. (Registrant)
	By:	Superfund Capital Management, Inc. General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1