Form 10-K
period 2010-12-31
SUPERFUND GOLD, L.P.
filed 2011-03-31
CIK 1433147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
Prospectus dated August 13, 2010, included within the Post-Effective Amendment No. 2 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (File No. 333-151632), is incorporated by reference into Item 1 and Item 5.

PART I
Item 1. Business.
(a) General Development of Business
     Superfund Gold, L.P., (the “Fund”), is a limited partnership which was organized on March 19, 2008, under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Second Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund has issued two series of units of limited partnership interest (“Units”), each with a subseries, Series A-1/A-2 and Series B-1/B-2 (each a “Series”). Series A-1/A-2 and Series B-1/B-2 are traded and managed the same way, with the exception of the degree of leverage. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forwards markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward markets using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold. The general partner and trading manager of the Fund is Superfund Capital Management, Inc., formerly known as Quadriga Capital Management, Inc. (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is subject to the provisions of the Commodity Exchange Act, the regulations of the Commodity Futures Trading Commission (the “CFTC”), and the rules of the National Futures Association (the “NFA”).
     The Fund originally filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) for the sale of $200,000,000 of Units, which registration statement was declared effective on February 17, 2009. The Unit selling price during the initial offering period, which ended on March 31, 2009, was the dollar price per ounce of gold established by the gold pool members of the London Bullion Market Association of the London A.M. fixing on the day the Fund began trading and investment activities. Since April 1, 2009, Units have been offered on an ongoing basis during the Fund’s continuing offering period. During the continuing offering period, subscriptions are accepted monthly and proceeds are transferred to bank and brokerage accounts for trading purposes. The selling price per Unit during the continuing offering period is the net asset value per Unit as of the last business day of the month in which the subscription is accepted.
     In the initial and continuing offering periods through December 31, 2010, subscriptions totaling $8,798,543 in Series A-1, $2,034,747 in Series A-2, $8,574,908 in Series B-1, and $3,664,611 in Series B-2 had been accepted and redemptions over the same period totaled $1,244,986 in Series A-1, $98,823 in Series A-2, $3,786,544 in Series B-1, and $330,824 in Series B-2.
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
(c) Narrative Description of the Business
     A description of the business of the Fund, including trading approach, rights and obligations of the Unitholders, and compensation arrangements is contained in the Fund’s Prospectus dated August 13, 2010, under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges” and such description is incorporated herein by reference from the Prospectus.

     The Fund conducts its business in one industry segment: the speculative trading of futures and forward contracts and options thereon. The Fund is a market participant in the “managed futures” industry. Market participants include all types of investors, such as corporations, employee benefit plans, individuals and foreign investors. Service providers of the managed futures industry include (a) pool operators, which conduct and manage all aspects of trading funds, such as the Fund, (b) trading advisors, which make the specific trading decisions, and (c) commodity brokers, which execute and clear the trades pursuant to the instructions of the trading advisor. The Fund has no employees and does not engage in the sale of goods or services.
     The Fund trades on domestic and international exchanges in more than 120 futures and forward contracts. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, essentially denominating the Series’ net asset value in terms of gold. Trading decisions are made using a fully-automated, proprietary, computerized trading system which emphasizes instruments with low correlation and high liquidity for order execution. The particular contracts traded by the Fund will vary from time to time.
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
     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract. Superfund Capital Management believes that the proposed limits are sufficiently large that if adopted, they should not restrict the Fund’s trading strategy.
     The Fund may also trade in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in July 2010. Dodd-Frank includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time. Dodd-Frank will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by Dodd-Frank may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.
     Dodd-Frank also amended the definition of “eligible contract participant,” and the CFTC is interpreting that definition in a such manner that the Fund may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market. Rather, when Dodd-Frank goes into effect in July 2011, the Fund may be limited to engaging in “retail forex transactions” which could limit the Fund’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers. Thus, limiting the Fund’s potential forward currency counterparties could lead to the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees. The “retail forex” markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Fund currently engages for its forward currency transactions. Although the impact of requiring the Fund to conduct forward currency transactions in the “retail” market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

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
          As of December 31, 2010, there were 334 holders of Series A-1 Units, 68 holders of Series A-2 Units, 231 holders of Series B-1 Units, and 76 holders of Series B-2 Units.
(c)	Dividends
          Superfund Capital Management has sole discretion in determining what distributions, if any, the Fund will make to its Unitholders. Superfund Capital Management has not made any distributions as of the date hereof and has no present intention to make any.
(d)	Securities Authorized for Issuance Under Equity Compensation Plans
          None.
(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
(A)	There were no sales of unregistered securities during the year ended December 31, 2010.

(B)	Updated information required by Item 701(f) of Regulation S-K:
(1)	The use of proceeds information is being disclosed for Post-Effective Amendment No.2 to Registration Statement No. 333-151632 declared effective on August 13, 2010.

(4)	(iv) As of December 31, 2010, the Fund sold $8,798,543 of Series A-1 Units, $2,034,747 of Series A-2 Units, $8,574,908 of Series B-1 Units and $3,664,611 of Series B-2 Units.

(v) As of December 31, 2010, the Fund incurred expenses for the account of the Fund totaling $2,407,510 of which $2,045,672 was paid to Superfund Capital Management and $361,838 were paid to Superfund USA.

(vi) Net offering proceeds to the Fund as of December 31, 2010 were $20,665,299.

(vii) As of December 31, 2010, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with Superfund Capital Management’s trading program totaled $20,670,613.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
          Pursuant to the Fund’s Limited Partnership Agreement, Unitholders may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.
          The following tables summarize the redemptions by Unitholders during the fourth calendar quarter of 2010:
Series A-1:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
October 31, 2010	4.787	1,436.05
November 30, 2010	143.101	1.431.90
December 31, 2010	27.093	1,566.65

Total	174.981

Series A-2:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
October 31, 2010	0.000	1,527.79
November 30, 2010	26.434	1,525.93
December 31, 2010	0.000	1,671.00

Total	26.434

Series B-1:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
October 31, 2010	104.317	1,197.96
November 30, 2010	0.000	1,186.30
December 31, 2010	143.485	1,351.22

Total	247.802

Series B-2:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
October 31, 2010	0.000	1,236.62
November 30, 2010	0.815	1,226.64
December 31, 2010	0.000	1,389.80

Total	0.815

Item 6. Selected Financial Data.
     Not required.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     The Fund commenced the offering of Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2010, subscriptions totaling $11,079,475 for the Fund as a whole, $6,469,247 in Series A-1, $1,180,013 in Series A-2, $2,234,354 in Series B-1, and $1,195,861 in Series B-2 had been accepted and redemptions over the same period totaled $5,422,831 for the Fund as a whole, $1,226,427 in Series A-1, $98,823 in Series A-2, $3,786,544 in Series B-1, and $311,037 in Series B-2.

Liquidity
     Most United States (“U.S.”) commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Fund’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.
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
Results of Operations
2010
Series A:
     Net results for the year ended December 31, 2010, were a gain of 48.2% in net asset value for Series A-1 and a gain of 50.4% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $3,958,326. This net increase consisted of interest income of $6,400, other income of $5,599, trading gains of $4,864,932, and total expenses of $918,605. Expenses included $192,137 in management fees, $64,045 in operating expenses, $133,361 in selling commissions, $367,406 in incentive fees, $160,212 in brokerage commissions and $1,444 in other expenses. At December 31, 2010, and December 31, 2009, the net asset value per Unit of Series A-1 was $1,566.65 and $1,056.90, respectively, and of Series A-2 was $1,671.00 and $1,111.40, respectively.
Series B:
     Net results for the year ended December 31, 2010, were a gain of 54.7% in net asset value for Series B-1 and a gain of 56.7% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $4,906,323. This net increase consisted of interest income of $5,025, trading gains of $5,876,688, and total expenses of $975,390. Expenses included $231,760 in management fees, $77,254 in operating expenses, $136,540 in selling commissions, $315,729 in brokerage commissions, $210,237 in incentive fees and $3,870 in other expenses. At December 31, 2010, and December 31, 2009, the net asset value per Unit of Series B-1 was $1,351.21 and $873.68, respectively, and of Series B-2 was $1,389.80 and $886.92, respectively.
Fund results for 4th Quarter 2010:
     In December, the Fund experienced gains in the stock indices sector as government measures in the U.S. and Europe continued to provide a strong foundation for share appreciation. Asian stock indices also appreciated with the exception of China, which declined as the central bank raised rates again in its ongoing effort to control inflation. A mixture of long and short positions in the stock indices sector led the Fund to an overall gain on the month. Currency trends also accelerated into year end with Brazil, Chile, Australia and Canada continuing to attract flows due to commodity market strength. The U.S. dollar index finished the month 1.3% higher. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund also experienced gains in the energy sector as inventories declined and the U.S. dollar struggled into year end. The Fund’s mixture of long and short positions in the energy sector led to an overall gain on the month. The Fund experienced gains in metals as gold, silver and copper closed the year at their highs, buoyed by excellent investor and industrial demand. Grain and agricultural markets also appreciated amid strong demand. The Fund’s long grain sector positions led to an overall gain on the month. February gold contracts continued an impressive 2010 run, finishing the month 2.5% higher. The month opened with a move to record highs on news that 2010 Chinese imports rose 500% versus 2009. Investor demand soared in the nation as the populace sought protection from inflation in property and equity markets. As a result, the Fund’s long gold position produced an overall gain on the month.

     In November, results in equity indices, while mixed overall, led to modest gains. Positions in Europe were profitable as contagion risks for peripheral members of the European Union (“EU”) rose. Spain’s IBEX, Italy’s MIB40 and Greece’s ASE20 finished the month down 13.8%, 10.8% and 11.7%, respectively, while Japan’s Nikkei finished the month 8.2% higher. A mixture of long and short stock indices positions led the Fund to an overall gain on the month. The Fund’s allocation to global bond markets finished with gains for the month as long term debt futures finished steadily lower. The size of the debt problem in weaker EU nations and the need for collectivization of that debt forced bund and gilt yields higher. U.S. treasuries moved sharply lower as the size of the U.S. Federal Reserve’s second round of quantitative easing (“QE2”) program came in well above expectations. A mixture of long and short bond positions led the Fund to an overall gain on the month. In the U.S., 3-month Eurodollars moved steadily lower over the month as longer term inflation prospects rose with the announcement of QE2 by the Federal Reserve and strong macroeconomic reports. In Europe, long positions in 3-month Euribor futures finished higher as prospects for low rates increased as the need to establish competitive growth rates became critical amid the serious funding shortfalls. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund incurred losses in the currency markets in November as European sovereign risk returned to the forefront, reversing trends in various currency pairs. The euro reversed dramatically, finishing the month down 6.3% against the U.S. dollar, as Ireland’s heavily levered banking sector sought assistance from the EU and International Monetary Fund. Investors moved back into the U.S. dollar, which finished the month 4.9% higher, as currencies in Denmark, Hungary and Sweden finished 6.3%, 10.4% and 4.5% lower, respectively. A mixture of long and short currencies positions led the Fund to an overall loss on the month. The Fund experienced losses in grain markets in November as tightening monetary conditions in China and a stronger U.S. dollar led to depreciation in the grain markets. March corn finished 8.5% lower after breaching the $6 mark early in the month. March wheat contracts finished with a loss of 8.8%, off over 20% from contract highs made in August. The Fund’s long positions in the grains sector led to an overall loss on the month. February gold contracts finished only 1.9% higher in November after establishing new record highs above the $1,425 level early in the month. Further gains were tempered by an exceptionally strong dollar and declining risk appetite due to geopolitical unrest in the Koreas and financial distress in Europe. As a result, the Fund’s long gold position produced an overall gain on the month.
     In October, the stock indices sector continued to perform well as stock indices in all regions advanced. In the U.S., the Nasdaq finished 6.3% higher, as technology shares led the benchmark higher as a result of positive earnings. In Asia, China’s H-shares finished 6.0% higher as investors continued to favor Chinese growth prospects. In Europe, the German DAX finished 6.2% higher as factory orders and industrial production figures exceeded expectations. The Fund’s mixture of long and short positions led the stock indices sector to an overall gain on the month. The Fund experienced gains in its currency allocations as the U.S. dollar continued its steady decline, finishing the month 1.9% lower against the U.S. dollar, while the U.S. Federal Reserve signaled to the world its commitment to providing additional stimulus as needed to support growth. The Fund obtained gains in the yen, which finished the month 3.6% higher against the U.S. dollar, as the Japanese approved quantitative easing and their positive current account combined with low yields in the U.S. attracted domestic and foreign capital. A mixture of long and short positions in the currencies sector led the Fund to an overall gain on the month. December gold contracts finished the month 3.7% higher, falling just shy of reaching the $1,400 per ounce level. December silver contract positions also posted gains, finishing the month 12.6% higher, as silver approached a 30-year high on belief that it provides both diversification from the U.S. dollar and exposure to economic growth in its role as an industrial metal. Base metals also performed well with London copper and zinc advancing 2.2% and 10.5% higher, respectively. The Fund’s long positions in metals produced an overall gain on the month. Gold futures marched higher in October, establishing a record high above $1,380 per ounce before retracing lower on signs of U.S. dollar stabilization. The Fund benefitted as the U.S. Federal Reserve signaled once again that a second round of quantitative easing was imminent. This news, combined with a general lack of confidence in Western economies’ abilities to deal with their fiscal situations, continued to provide a significant price floor and resulted in widespread investor confidence in the metal. December gold futures finished with a gain of 3.7% on the month, and the Fund’s long gold position benefitted as a result.
     For the fourth quarter of 2010, the most profitable market group overall was the stock indices sector, while the greatest losses were attributable to positions in the interest rates sector.
Fund results for 3rd Quarter 2010:
     In September, the Fund’s allocation to stock indices led to gains as equities moved sharply higher. Indices in the U.S. experienced gains as the combined effects of excellent technology earnings and elevated merger and acquisition activity led the Nasdaq index 13.1% higher. Although short positions in European indices experienced losses as the Dow Jones Eurostoxx, France’s CAC40 and Spain’s IBEX finished 5.0%, 6.4% and 2.5% higher, respectively, long positions in Korea’s Kospi index, which finished 7.4% higher, performed well amid upward revisions in the country’s current account surplus. A mixture of long and short positions led the Fund to an overall gain in the stock indices sector. The long-term upward trend in Canadian 3-month bank acceptance and Australian 90-day bank bill futures reversed, resulting in losses for the Fund’s short interest rates allocation. The selloff in Canada of 3-month bank notes was attributed to the Bank of Canada raising interest rates by 25 basis points for the third time since June, along with a better than expected rebound in Canadian employment and household spending. Australian short-term interest rates sold off dramatically in response to employers adding more jobs than forecasted. In the U.S., 3-month Eurodollar futures bucked the global trend, trading higher as better than expected economic data was overshadowed by statements that the U.S. Federal Reserve was prepared to implement QE2. Long positions in short-term interest rate products led the Fund to an overall loss on the month.

Negative U.S. dollar statements by the U.S. Federal Reserve served as a catalyst for extreme currency market moves worldwide. The Australian dollar led the way, finishing 9.0% higher against the U.S. dollar. The Swiss franc finished 3.5% higher against the U.S. dollar as investors perceived a safe haven play with the Japanese yen and U.S. dollar in tumult. Emerging market currencies also performed well as the South African rand, Brazilian real and Korean won finished 6.0%, 3.7% and 4.8% higher against the U.S. dollar, respectively. The Fund’s long positions in currency markets led to an overall gain on the month. The Fund achieved gains from its allocation to the metals markets in September as investors sought safety from the devaluation of fiat currencies and exposure to alternative assets. As the U.S. dollar fell to a seven-month low, silver gained 12.2% on the month, breeching a 30-year high. Long positions in base metals performed well as positive early month manufacturing readings in the U.S. and China sent copper futures higher. London copper added 8.5% amid falling inventories while aluminum and nickel posted gains of 14.7% and 12.4%, respectively. December gold futures marched higher in September, finishing up 4.7% on the month and establishing a new all-time high above $1,300 per ounce. Long positions in the metals sector led the Fund to an overall gain on the month. December gold futures marched higher in September, finishing up 4.7% on the month and establishing a new all-time high above $1,300 per ounce. As a result, the Fund’s long gold position produced an overall gain on the month.
     In August, the Fund’s allocations to stock indices resulted in losses as heightening uncertainty continued to drive market volatility. The Dow Jones index finished the month down 3.9% as a poor labor market, deteriorating durable goods sales and acute housing market declines reduced investor confidence. The Fund also experienced losses in Europe as markets turned lower with the French CAC 40, the Spanish IBEX 35 and the Italian MIB 40 finishing 4.2%, 2.7% and 6.3% lower, respectively. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The strong upward trend in U.S. Treasury bond futures persisted with the front-month contract trading to an 18-month high while front-month 10-year Japanese government bond futures traded up to their highest level since 2003 as Japan’s gross domestic product (“GDP”) growth missed expectations by rising at an annualized rate of only 0.4%. A mixture of long and short bond futures positions led the Fund to an overall gain on the month. The Fund’s net long allocation to short-term interest rate futures yielded positive returns in August due to the prevailing fear that global growth was languishing. The long-term upward trend in 3-month Eurodollar futures extended higher after the U.S. Federal Reserve reversed plans to exit from monetary stimulus and decided to keep its bond holdings level with the possibility of resuming purchases. Long positions in the interest rate sector led the Fund to an overall gain on the month. The Fund experienced gains from its allocation to currency markets as positions in the Japanese yen and the Swiss franc performed well amid a growing sense of uncertainty surrounding the global economic recovery. Japan’s currency rallied to a 15-year high against the U.S. dollar while the Swiss franc ended the month 2.2% higher. Alternatively, the Fund’s long positions in the Canadian dollar and Mexican peso resulted in losses as the Canadian dollar and Mexican peso ended the month 3.5% and 4.1% lower, respectively, against the U.S. dollar as investors curbed exposure to these major U.S. trade partners’ currencies amid flagging U.S. data. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund achieved positive results in the metals sector as strong gains on long positions in gold outweighed negative performance in base metals. December gold contracts finished 5.5% higher as investment demand surged, more than doubling in the second quarter. Meanwhile, results suffered in the base metals as these markets succumbed to the same inputs that supported gold. In China, aluminum production was shuttered by another 330,000 tons while manufacturing grew at the slowest pace in 17 months, sparking fears of a double dip recession. These factors led to the possibility of weakening demand, subsequently putting downside pressure on London aluminum and nickel, which ended the month down 5.3% and 1.5%, respectively. A mixture of long and short metals positions led the Fund to an overall gain on the month. The Fund also saw strong results in global energy markets as these products established trends for most of August. Demand prospects for natural gas declined as July’s new and existing home sales data unexpectedly fell while initial jobless claims rose. Milder weather and the reduced threat of Atlantic hurricanes moving into the Gulf of Mexico pushed stockpiles to near-record highs. The Fund’s short positions in natural gas produced substantial gains as front-month futures traded well below the 50/100/200 day moving averages, finishing with a loss of 22.4% on the month. Rising U.S. jobless claims, contracting manufacturing and a widening trade deficit sent October crude down 9.3% on the month. A mixture of long and short positions in the energy sector led the Fund to an overall gain for the month. Gold futures marched steadily higher in August as investors became more and more convinced that neither the U.S. dollar nor the euro offered a safe alternative for their assets. December gold futures recouped all of July’s losses, finishing the month 5.5% higher as investors grew increasingly concerned with macroeconomic data in the U.S. and Europe. The Fund’s long gold position produced an overall gain on the month.
     In July, stock indices rallied impressively despite macroeconomic data that continued to point to various challenges moving forward. Strong corporate earnings reports, increased certainty following the passage of Dodd-Frank and a settlement between the SEC and Goldman Sachs combined to produce sharply higher equity prices. The S&P 500 rallied to finish the month 7.0% higher, stopping out the Fund’s short positions early in the month. Asian stock indices also moved higher, fueled by growing optimism in China. The Hang Seng index responded with steady returns, finishing the month 4.4% higher, while Australia’s SPI 200 gained 4.7% on the month. In Europe, the the UK’s FTSE 100 and the Amsterdam EOE Index recovered most of the prior month’s losses, ending the month 7.2% and 4.4% higher, respectively, due in part to positive European bank stress tests results. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The U.S. dollar index declined 5.4% on the month amid falling U.S. household sentiment, poor private sector job growth and expectations of rate increase diminishing. Accordingly, investors rotated assets into alternative safe haven currencies such as the Japanese yen and the Swiss franc, which ended the month 2.4% and 3.5% higher against the U.S. dollar, respectively. The Australian dollar finished the month 7.4% higher against the U.S. dollar as prospects for higher interest rates increased amid strong consumer prices and surging metals markets. Asian regional currencies also fared well as the Singapore dollar and New Zealand dollar finished the month 2.6% and 6.0% higher against the U.S. dollar, respectively, benefitting from a return of risk appetite and increasing comfort with Chinese growth prospects following a sharp reversal higher in Chinese equities. The Fund’s long positions in the currency sector led to an overall gain on the month. The energy sector languished as mixed fundamental data produced choppy range-bound markets in both crude oil and natural gas. Large natural gas reserves caused prices to fall throughout the month even as above-average temperatures across the U.S. bolstered cooling demand. Similarly, short positions in crude oil suffered as positive U.S. retail sales figures and the IMF boosting its growth forecast sent values higher. A decrease in jobless claims combined with improving confidence in Europe’s economic recovery to spur initiation of long positions by month-end as September crude oil futures finished 3.7% higher on the month. A mixture of long and short positions in the energy sector led the Fund to an overall loss on the month. After establishing all-time highs in June, gold futures responded with steadily lower action throughout July, finishing with a loss of 5.1% on the month. Perceived structural stability in Europe following the positive results of the banking sector stress tests eliminated a key source of gold sponsorship. Furthermore, excellent corporate earnings also contributed to losses as investors became more comfortable investing in depressed equity markets than on gold at historic highs. The Fund’s long gold position produced an overall loss on the month.
     For the third quarter of 2010, the most profitable market group overall was the metals sector, while the greatest losses were attributable to positions in the energy sector.
Fund results for 2nd Quarter 2010:
     In June, the Fund’s allocations to stock indices underperformed as volatile action resulted in losses. Extremely poor housing and retail sales figures spurred profit-taking, leaving front-month Dow Jones Industrial Average (the “Dow”) futures down 3.5% on the month. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector for the month. Stronger results were obtained in the global bond markets as weaker than expected fundamental and inflation data complemented intensifying euro area sovereign debt risk, thus prompting widespread buying of bonds. September 30-year U.S. Treasury bonds surged after U.S. employment increased less than previously forecast with private payrolls accounting for only 10.0% of the jobs added. A mixture of long and short positions led the Fund to an overall gain in the bond sector for the month. Allocations to the energy sector underperformed amid significant losses in natural gas futures following an 18.0% rally through mid-month. Mild weather moved in toward the end of the month, sending values sharply lower and leaving the August contract with only a modest gain of 4.7%. A mixture of long and short positions led the Fund to an overall loss in the energy sector for the month. The Fund’s gold hedge experienced gains as gold futures posted new all-time highs as unease surrounding the sustainability of the global recovery continued to mount. In euro terms, gold traded near the €1,050/oz. level due to early month news of a possible Hungarian default and ongoing civil strife in Europe. Meanwhile in the U.S., poor retail sales, weak consumer confidence, and falling housing figures supported August gold to a gain of 2.5%. Growing concern surrounding Chinese growth also cast a pall over risk assets, providing support to gold into month-end.
     In May, the Fund’s allocation to stock indices lost ground as weakness in the global financial system from April carried over into the month. Germany’s Dax, England’s FTSE and the Dow finished the month down 2.1%, 5.2% and 7.6%, respectively. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector on the month. The Fund’s long positions in the global bond futures markets provided positive returns as the sovereign debt crisis in the euro area intensified, prompting the purchase of safe-haven government securities. Front-month U.S. 30-year Treasury bonds posted 18-month highs on speculation that the debt contagion could hamper the fragile global economic rebound. The Fund’s long positions in the bond sector led to an overall gain on the month. Fallout from a lack of European consensus in dealing with the sovereign debt crisis triggered soaring borrowing costs that closely resembled the levels of mistrust seen following the 2008 collapse of Lehman Brothers. The euro and Swiss franc fell 7.3% and 6.8% against the U.S. dollar, respectively, while the regional currencies of Hungary, Poland and Denmark also declined 11.0%, 12.7% and 7.8% against the U.S. dollar, respectively. The Fund experienced an overall loss on the month from its mixture of long and short currency sector positions. July crude oil traded as low as $67.24 per barrel on May 25th before a late-month rally based on strong consumer confidence and durable goods orders led to a close of $73.98, which still represented a 16.2% loss for the month. Gasoline and heating oil followed crude oil lower as front-month contracts finished the month down 15.4% and 14.1%, respectively. A mixture of long and short positions led the Fund to a relatively large loss in the energies sector for the month. August gold futures endured volatile price action during the month of May and finished 2.7% higher in U.S. dollar terms, while adding 11.2% in euro terms. Futures rallied to a new record high by mid-month amid concerns that the European debt crisis could worsen to the point that the euro would no longer be considered a fiat currency. The Fund’s gold hedge experienced an overall gain on the month.
     In April, equity markets around the globe finished with mixed results. Stocks came under acute pressure in Europe as concerns continued over the financial condition of several European Union members. Japan’s Nikkei and Australia’s SPI finished with modest losses, down 0.4% and 1.2%, respectively, while gains were seen in Taiwan and Singapore, finishing 1.1% and 3.1% higher, respectively, as those economies benefited from rebounding export demand. In the U.S., the Nasdaq and the Dow finished the month 2.1% and 1.5% higher, respectively. A mixture of long and short positions led the Fund to an overall gain on the month in the stock indices sector. Early month news that the U.S. economy added 162,000 jobs combined with excellent growth in the U.S. services industry propelled crude oil futures to their highest levels since the fall of 2008. Later in the month, excellent U.S. corporate earnings, rising consumer confidence, and the loss of a production platform in the Gulf of Mexico propelled July crude to a 4.3%

gain. June gasoline futures finished 4.1% higher as a late month inventory report showed supplies had fallen more than expected. A mixture of long and short positions led the Fund to an overall gain in the energies sector on the month. The Fund experienced strong gains on its June gold futures, as the metal finished the month 5.8% higher. The Fund’s long positions in the metals sector resulted in gains for the month.
     For the second quarter of 2010, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the energy sector.
Fund results for 1st Quarter 2010:
     In March, the Fund saw excellent results in the equities sector as global stock markets throughout the world surged. Rising business confidence in Germany propelled the DAX to a gain of 9.7%, while Italy’s MIB40, Spain’s IBEX and Poland’s WIG20 finished up 8.5%, 4.8% and 12.6%, respectively. In Asia, Japan’s Nikkei finished up 10.3%, and in the U.S., the S&P 500 and the Dow finished up 6.0% and 5.3%, respectively. A mixture of long and short positions in the stock indices sector led to a gain for the Fund for the month. The Fund continued to experience significant gains from its energy positions as global economic strength propelled crude oil demand expectations higher while warm weather and inflated inventories extended the downtrend in natural gas prices. Front-month crude oil futures finished up 4.7% on the month. The U.S. increased the number of natural gas rigs to 941, up 16.0% from a year earlier. These factors, combined with a mild weather forecast, sent front-month natural gas down, finishing 19.6% lower on the month. A mixture of long and short positions in the energy sector led to a gain for the Fund for the month. The Fund also experienced solid results in its long metals positions as base metals surged despite the stronger U.S. dollar. London copper finished 8.4% higher as exchange inventories fell for most of the month. London nickel rose to its highest level since June 2008, finishing 17.9% higher. The Fund’s long positions in the metals sector resulted in an overall gain for the month. Front-month gold futures experienced sideways price action during the month of March and closed with a slight decline in U.S. dollar terms. In relation to the euro, the rally in gold futures continued and reached another record high as the worries regarding the European sovereign debt crisis widened.
     In February, world bond markets experienced volatile action as sovereign debt contagion worries spread while economic data showed promising signs. The Fund’s net short position in U.S. 30-year Treasury bonds resulted in small losses as futures rallied near month-end despite better than expected economic reports. In Europe, March bonds surged at month-end to finish moderately higher, producing overall gains for the Fund’s long positions. Overall, a mixture of long and short positions in the bonds sector produced a gain for the Fund for the month. Global short-term interest rate futures traded higher in February, continuing a strong-upward trend and providing the Fund with positive returns. In the U.S., three-month Eurodollar futures rallied to new highs after the U.S. Federal Reserve unexpectedly raised the discount rate but reaffirmed that the federal funds rate will remain at exceptionally low levels for an extended period. The Fund’s long positions in the interest rates sector resulted in a gain for the month. Fundamentals in the grain sector improved enough to offset the U.S. dollar rally. May soybeans, wheat and corn finished the month 3.9%, 6.3% and 5.7% higher, respectively. A mixture of long and short positions in the grains sector led to a loss for the Fund on the month. The Fund experienced positive returns in global energy markets in February as macroeconomic data continued to show strength. Crude oil finished 8.5% higher and natural gas finished 6.1% lower. A mixture of long and short positions in the energy sector led to an overall loss for the Fund on the month. New York and London front-month sugar futures reversed sharply, finishing the month 19.2% and 9.8% lower, respectively, while May New York cocoa contracts lost 10.2% on the month. Chinese cotton production was estimated to have fallen 15.0% from the prior year, propelling May cotton to a gain of 16.7% on the month. A mixture of long and short positions in the agricultural sector led to a loss for the Fund on the month. In the month of February, front-month gold futures rallied and finished the month with a gain of 3.3%. Buying was attributed to investors exiting the euro due to the intensifying Greek sovereign debt crisis and seeking the safety of gold as an alternative currency. Gold futures proceeded to trade to a record-high in euro currency terms near month-end.
     In January, global equities continued to trend higher but reversed sharply by month’s end. In the U.S., the Dow and Nasdaq Composite Index finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the United Kingdom’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the U.S. dollar following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7.0% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17.0%, while lead and copper lost 17.1% and 9.0%, respectively on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month. Front-month gold futures ended the month of January down 1.3% as the U.S. dollar appreciated amid widespread deleveraging, which decreased the buying of gold as an alternative investment. The combination of the Chinese moving to limit excessive growth in their economy and the U.S. government’s planned initiative to ban proprietary trading by U.S. banks contributed to the decline.
     For the first quarter of 2010, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the currency sector.
2009
Series A:
     Net results for the period from April 1, 2009, through December 31, 2009, were a gain of 14.9% in net asset value for Series A-1 and a gain of 20.9% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $268,884. This net increase consisted of interest income of $1,039, trading gains of $414,379, and total expenses of $146,534. Expenses included $34,624 in management fees, $11,541 in operating expenses, $25,361 in selling commissions, $55,524 in incentive fees, $19,190 in brokerage commissions and $294 in other expenses. At December 31, 2009, the net asset value per Unit of Series A-1 was $1,056.90 and of Series A-2 was $1,111.40.
Series B:
     Net results for the period from April 1, 2009, through December 31, 2009, were a loss of 5.0% in net asset value for Series B-1 and a loss of 3.5% in net asset value for Series B-2. In this period, Series B experienced a net decrease in net assets from operations of $69,940. This net decrease consisted of interest income of $2,762, trading gains of $294,279, and total expenses of $366,981. Expenses included $104,512 in management fees, $34,838 in operating expenses, $66,576 in selling commissions, $158,980 in brokerage commissions and $2,075 in other expenses. At December 31, 2009, the net asset value per Unit of Series B-1 was $873.68 and of Series B-2 was $886.92.
Fund results for 4th Quarter 2009:
     In December, equities ended the year on a rally that began in March. Economic data improved as stimulus measures took hold in the second half of the year. A mixture of long and short positions in the stock indices sector produced an overall gain for the Fund for the month. U.S. bonds sold off at the end of the year as the economic recovery gained momentum on improving unemployment, retail sales and housing figures. European bonds also rallied from their June lows as the global recovery spread. A mixture of long and short positions in the bond sector led to a loss for the Fund for the month. Front-month Eurodollar futures retreated from record highs as better than expected employment data and rising inflation readings in the U.S. increased speculation that monetary policy may tighten sooner than anticipated. The Fund’s long positions in the interest rate sector led to an overall loss for the month. Front month U.S. dollar index futures finished 2009 with a 3.9% rally in December, while the euro lost 4.4%. The Fund’s short positions in the U.S. dollar resulted in a relatively large loss for the month. Front-month gold futures posted a 7.2% loss in December. The Fund’s long position in the metals sector resulted in an overall loss for the month. Front-month natural gas futures finished up more than 12.0% in December to finish the year near unchanged. A mixture of long and short positions in the energy markets produced a loss for the Fund for the month.
     In November, world bond markets rallied as a significant downward revision in U.S. GDP and the reemergence of global deflation supported buying. European bonds traded higher after Euro-zone producer prices declined on an annual basis for the ninth straight month as consumer prices fell for a fifth consecutive month. The Fund’s long positions in the bond sector produced an overall gain. Global short-term interest rate futures experienced a substantial rally in November after central banks signaled that historically low rates would extend well into the future. The Fund’s long positions in the interest rate sector led to an overall gain for the month. The U.S. dollar index posted another new low for the year in November, losing 1.9% as investors and central bankers alike continued to seek diversity from the U.S. dollar. Commodity-intensive currencies maintained their strong trends with the Australian and Canadian dollar and the Chilean peso moving 1.8%, 2.2% and 6.3% higher, respectively. The Fund’s short positions in the U.S. dollar led to an overall gain for the currencies sector for the month. January crude oil futures spent most of the first half of the month trading near or above the $80 level, finding support from a weak U.S. dollar. January natural gas moved lower most of the month, finishing with a loss of 10.1%. The Fund’s short positions in the energy sector led to an overall gain for the month. Gold opened the month sharply higher on news that the International Monetary Fund sold the equivalent of 8.0% of world annual mine production to the government of India in October. As a result, February gold rallied, finishing 13.5% higher. January silver and platinum joined the rally finishing 14.1% and 9.8% higher, respectively. A mixture of long and short positions in the metals sector led the Fund to an overall gain for the month.

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
Fund results for 3rd Quarter 2009:
     In September, world bond markets finished higher after better than expected economic data was discounted as several global central banks weighed the withdrawal of economic stimulus packages. These conditions led the Fund’s long positions in the bond sector to an overall gain. Global short-term interest rate futures continued their strong upward trend as inflation fears weakened and sustainability of the economic recovery came into question. Three month eurodollar futures extended their upside move after the Federal Open Market Committee kept rates at record lows in an effort to combat a 26-year high in unemployment. The Fund’s long positions produced gains in the interest rates sector. The U.S. dollar established new lows for the year in September, falling 2.0% as investors around the world aggressively borrowed the low yielding currency to finance purchases of assets in countries offering higher yields. Emerging South American currencies continued to shine due to their relatively high yields. The Colombian peso and Brazilian real finished 6.8% and 6.0% higher, respectively, against the U.S. dollar. The Fund’s short positions in the U.S. dollar led to gains in the currencies sector. November crude oil contracts finished near unchanged as existing homes sales and consumer confidence came in well below expectations. Crude inventories continued to expand as demand remained weak. The Fund’s short energy positions produced losses on the month. December gold futures finished 5.9% higher, closing above the significant $1,000 mark. December silver futures also attracted investment demand, finishing 11.6% higher on the month. The Fund’s long metals positions produced an overall gain.
     In August, world bond markets moved steadily higher as perceptions surrounding economic data shifted. U.S. Treasury bonds attracted steady buying in the latter half of the month as retail sales missed forecasts and producer prices fell more than expected. These developments led the Fund’s long positions in the interest rate sector to an overall gain. The U.S. dollar remained near its lows for the year as risk appetite remained elevated, while the British pound and Canadian dollar finished down 2.5% and 1.1%, respectively, against the U.S. dollar. The Fund’s short positions in U.S. dollar led to an overall gain. Crude oil finished down 1.7%, while natural gas lost 23.3%. The Fund’s short positions in the energy sector lead to an overall gain. October gold continued to trade sideways between $900-$1,000, while London copper, nickel and lead finished 12.6%, 6.7% and 12.2% higher, respectively. The Fund’s short positions in the metals sector led to an overall loss. Hog futures continued their steady drive lower, finishing down 10.5%. Sugar and coffee finished 30.1% and 7.6% higher, respectively. The Fund’s mix of long and short positions in the agriculture sector resulted in an overall gain.
     In July, global stock markets continued to advance as many markets rose to new multi-month highs. China’s Shenzen 300 finished 15.0% higher, while Germany’s DAX, London’s FTSE and France’s CAC40 established new highs, rising between 8.0% and 11.0%. Short positions in the stock indices sector produced relatively large losses for the month. The Canadian dollar surged, finishing 7.0% higher against the U.S. dollar, and the Norwegian krona, Brazilian real and Australian dollar finished 5.0%, 4.4% and 3.6% higher, respectively, against the U.S. dollar. These conditions led the Fund’s long positions in the U.S. dollar to an overall loss. Gold gained slightly in July as investors continued to search for conviction on short-term price action. U.S. dollar weakness combined with an inflationary Producer Price Index report caused December gold futures to experience a 2.8% gain. Industrial metals continued to trend higher with London copper leading the way, finishing 15.2% higher. The Fund’s short positions in metals led to an overall loss.
     For the third quarter of 2009, the most profitable market sector for the Fund on an overall basis was the interest rates sector, while the greatest losses resulted from the Fund’s positions in the stock indices sector.
Fund results for 2nd Quarter 2009:
     In June, U.S. stock indices finished near unchanged, while most Asian stock indices finished higher; Hong Kong’s Chinese Enterprise Index rose 6.1%. The Fund’s short positions in the stock indices sector experienced a loss. World bond markets reversed early month lows by month-end, finishing higher as improving bond yields and a stagnating equity rally attracted buyers. The Fund’s long positions in the bonds sector led to a gain. U.S. and European short-term interest rate futures finished slightly higher in June, recovering from a substantial early month selloff. The Fund’s long positions during the earlier part of the month resulted in losses. The Australian dollar finished the month 1.2% higher, while the British pound finished 2.0% higher. The Fund’s long positions in the U.S. dollar led to a loss. December wheat contracts plunged, losing 17.5% as the global recession continued to destroy demand. The Fund’s short positions in the grains sector produced gains. London copper added 3.7%, while lead also rose 8.9% as Chinese auto sales soared. London nickel finished up 10.0% as Chinese imports for the first 4 months of 2009 exceeded 2008 levels by 16.0%. The Fund’s short positions in the metals sector resulted in losses. U.S. August crude oil futures added 4.1% despite rising inventories as Chinese buying supported values. The Fund’s short positions in the energy sector produced losses. August gold futures finished the month 5.4% lower based on positive sentiment associated with better than expected U.S. employment figures and positive retail sales. The Fund’s long gold position led to a loss. Other market sectors, relative to the sectors mentioned above, did not reveal significant trends and did not have a substantial influence on this month’s overall negative performance.
     In May, world bond markets traded dramatically lower as burgeoning budget deficits led to heavy bond issuance, foreshadowing long-term inflation. U.S. 30-year bond futures, German Bund futures and Japanese 10-year bond futures traded to their lowest levels since November 2008. The Fund’s long positions in the bonds sector resulted in losses. Emerging market strength contributed to a steep selloff in U.S. treasuries, resulting in a 6.2% loss for the U.S. dollar index. The Brazilian real and the Australian dollar were up 10.0% and 13.2%, respectively, against the U.S. dollar. The Fund’s long positions in the U.S. dollar produced losses. Despite crude demand falling more than 7.5% from last year, inventories declined, leading to a 24.8% gain for July crude futures. The Fund’s short positions in this sector incurred relatively large losses. August gold futures rallied steadily throughout the month of May, finishing 9.6% higher at $980. The Fund’s long gold position produced substantial gains. Other market sectors did not reveal significant trends and did not have a significant influence on this month’s overall negative performance.
     In April, the S&P 500 Index rose 9.4% led by bank stocks as strong earnings from favorable spreads created by cheap central bank liquidity supported values. The Fund’s short stock indices positions led to a relatively large loss. World bond markets tracked steadily lower in April as money flowed out of low yielding treasuries and into equities. The Fund’s long positions in the bonds sector produced an overall loss. The U.S. dollar index finished down 1.2% while the euro moved sideways as capital moved out of the U.S. and European Union amid unattractive treasury yields. The Hungarian forint, Polish zloty and Czech koruna gained 6.0%, 4.6% and 2.1%, respectively, against the U.S. dollar while the Australian dollar, Canadian dollar and Brazilian real finished up 5.0%, 5.5% and 5.7%, respectively, against the U.S. dollar. The Fund’s long positions in the U.S. dollar lead to an overall loss for the currency sector. Positive economic signals from the G20 meeting and the resulting rise in world equity markets were offset by rising inventories as global energy demand continued to contract. June natural gas prices continued lower, posting a 13.8% loss as storage increased to nearly 34.0% greater than a year ago and 23.0% greater than the five-year moving average. The Fund’s short positions in the energy sector produced a relatively large gain. June gold futures opened April with a 6.5% loss as assurances from the G-20 that the IMF/World Bank will receive $1.1 trillion in capital diminished the need for a safe haven from faltering financial markets. The precious metal moved sideways from there, straddling the $900 level, as news that the Chinese plan to continue building gold reserves was offset by poor physical demand data out of India. The Fund’s long gold position produced a loss. Other market sectors did not reveal significant trends and did not have a substantial influence on April’s overall negative performance.
     For the second quarter of 2009, the most profitable market sector for the Fund on an overall basis was the interest rates sector, while the greatest losses resulted from the Fund’s positions in the currency sector.
Off-Balance Sheet Risk
     The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if Superfund Capital Management were unable to offset such positions, the Fund could experience substantial losses. Superfund Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.

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
Contractual Obligations
     The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation and depreciation of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2010, and December 31, 2009.
Critical Accounting Policies — Valuation of the Fund’s Positions
     Superfund Capital Management believes that the accounting policies that are most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The majority of the Fund’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets are valued on a daily basis using objective measures.
Recently Issued Accounting Pronouncements
ASU 2010-06
     In January 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold Level 3 assets or liabilities. The Fund does not anticipate the amendments effective for fiscal years beginning after December 15, 2010 to have an impact on the Fund’s results of operations, financial condition or cash flows since the ASU impacts disclosure items only.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
     Not required.
Item 8. Financial Statements and Supplementary Data.
     Financial statements appear beginning on page 22 of this report. Supplementary data is not required.
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
Changes in Internal Control over Financial Reporting
     Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter-ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.
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
     The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2010, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.
     Item 9B. Other Information.
     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that was not reported on Form 8-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Identification of Directors and Executive Officers
     The Fund has no directors or executive officers. The Fund has no employees. It is managed by Superfund Capital Management in its capacity as general partner. Superfund Capital Management has been registered with the CFTC as a commodity pool operator since May 2001. Its main business address is Superfund Office Building, P.O. Box 1479, Grand Anse, St. George’s, Grenada, West Indies, (473) 439-2418. Superfund Capital Management’s directors and executive officers are as follows:
     NIGEL JAMES, age 30, was appointed as President of Superfund Capital Management on July 13, 2006, and was registered as a principal and associated person with Superfund Capital Management on November 28, 2006, and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.
     MARTIN SCHNEIDER, age 44, was appointed Vice President, Principal Financial Officer, Principal Accounting Officer and sole Director of Superfund Capital Management on July 28, 2010. Mr. Schneider was registered as a principal of Superfund Capital Management on August 19, 2010. From May 1997 to June 2001, Mr. Schneider served as Sales Director for Nike, Inc., an international retailer, in the company’s European divisions. From July 2001 to July 2002, Mr. Schneider held the position of Commercial Director for FC Tirol Innsbruck, a former Austrian football club. In this position, Mr. Schneider was responsible for the promotional activities of the organization. Mr. Schneider spent August 2002 preparing for his transition to the Superfund group of financial companies. From September 2002 to March 2005, Mr. Schneider functioned as the sports marketing director for Quadriga Asset Management GmbH, and as the Executive Vice President of the successor company, Superfund Marketing and Sports Sponsoring Inc. In April 2005, Mr. Schneider assumed the role of Operating Manager for Superfund Group Monaco, a financial services company, a position he held until his appointment to Superfund Capital Management in June 2010. In the position of Operating Manager, Mr. Schneider conducted internal operational and financial audits of members of the Superfund group of affiliated financial companies. Mr. Schneider is a graduate of TGM Technical School in Vienna, Austria, with a degree in mechanical engineering. Mr. Schneider is a citizen of Austria.
     GIZELA BENEDEK, age 32, was appointed Treasurer of Superfund Capital Management on July 28, 2010. Ms. Benedek will also serve as Audit Committee Financial Expert for the Fund. Ms. Benedek was registered as a principal of Superfund Capital Management on September 10, 2010. From June 2000 to September 2005, Ms. Benedek served as an Associate of PricewaterhouseCooper, an international accounting firm, in its tax consulting group in Vienna, Austria. In this position, Ms. Benedek provided tax consulting services to investment companies. From October 2005 to December 2005, Ms. Benedek conducted intensive research in connection with her master thesis. From January 2006 to July 2008, Ms. Benedek held the position of Auditing Associate in the auditing group of RSM Exacta Wirtschaftsprufung AG, an Austrian auditing and tax consultancy firm. In this position, Ms. Benedek provided auditing services to private foundations and mid-market companies. From August 2008 through August 2009, she was granted educational leave sponsored by the Austrian government to study for the U.S. CPA exam. Since September 2009, Ms. Benedek has held the role of Financial Counsel for Superfund Distribution and Investment, Inc., a financial services company located in Grenada, West Indies. In this role, Ms. Benedek engages in various internal accounting and auditing functions. Ms. Benedek is a graduate of The University of Economics and Business Administration in Vienna, Austria, and is a certified public accountant. Ms. Benedek is a citizen of Austria.
     CHRISTIAN BAHA, age 42, is Superfund Capital Management’s founder and sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was registered as a principal of Superfund USA, Inc., a registered broker-dealer and a CFTC registered commodity pool operator, and Superfund Advisors, Inc., a CFTC registered commodity pool operator, on August 13, 2009 and November 20, 2009, respectively. He is also an associated person and principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, positions which he has held since July 23, 1999 and June 24, 1997, respectively. He has also been listed as a principal of Superfund Capital Management since May 9, 2001. He was registered as an associated person of Superfund

Capital Management on May 9, 2001 as well, however, such registration was subsequently withdrawn on February 17, 2009. Mr. Baha is listed as a principal of Superfund Capital Management, Superfund USA, Inc. and Superfund Advisors, Inc. because he is the sole owner of the foregoing entities. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.
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
Board of Director Nominees
     Not applicable.
Audit Committee Financial Expert
     The Board of Directors of Superfund Capital Management, in its capacity as the audit committee for the Fund, has determined that Gizela Benedek qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations for the SEC. She is not independent of management.
Item 11. Executive Compensation.
     The Fund has no employees, officers or directors and is managed by Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 2.25% of month-end net assets (2.25% per annum), ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance fee equal to 25% of any new appreciation without respect to interest income or any changes in net asset value due changes in value of the Fund’s dollar for dollar gold position. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered. In addition, Superfund Asset Management Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, Inc., an entity related to Superfund Capital Management by common ownership (“Superfund USA”), shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commission” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds price of such Unit. Each Series and Superfund USA may retain additional selling agents to assist with the placement of the Units. Superfund USA will pay all or a portion of the selling commission described above which it receives in respect of the Units sold by the additional selling agents to the additional selling agents effecting the sales.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance under Equity Compensation Plans
     None.
Security Ownership of Certain Beneficial Owners
     All of the Fund’s general partner interest is held by Superfund Capital Management.

Security Ownership of Management
     As of December 31, 2010, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2010, Superfund Capital Management owned 514.919 Units of Series A-1 (non-voting), representing 7.45% of the total issued Units of Series A-1, and 434.257 Units of Series B-1, representing 7.51% of the total issued Units of Series B-1 (non-voting), having a combined value of $1,393,474. Christian Baha is the holder of all of the equity of Superfund Capital Management.
Changes in Control
     None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     See “Item 10 Directors, Executive Officers and Corporate Governance of The Registrant, “Item 11, Executive Compensation” and “Item 12, Security Ownership of Certain Beneficial Owners and Management.” In 2010, the Series A management fee totaled $192,137, the Series A selling commissions totaled $133,361, the Series A incentive fee totaled $367,406 and the Series A brokerage commissions totaled $160,212. In 2010, the Series B management fee totaled $231,760, the Series B selling commissions totaled $136,540, the Series B incentive fee totaled $210,237, and the Series B brokerage commissions totaled $315,729. In 2009, the Series A management fee totaled $34,624, the Series A selling commissions totaled $25,361, the Series A incentive fee totaled $55,524 and the Series A brokerage commissions totaled $19,190. In 2009, the Series B management fee totaled $104,512, the Series B selling commissions totaled $66,576, and the Series B brokerage commissions totaled $158,980.
Item 14. Principal Accounting Fees and Services.
Audit Fees
     The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2010, and December 31, 2009, were approximately $107,550 and $109,475, respectively.
Audit-Related Fees
     There were no audit-related fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2010, and December 31, 2009.
Tax Fees
There were no fees for tax compliance, tax advice or tax planning rendered by Deloitte & Touche LLP for the years ended December 31, 2010, and December 31, 2009.
All Other Fees
     There were no other fees for products or services provided by Deloitte & Touche LLP for the years ended December 31, 2010, and December 31, 2009.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	The Following documents are filed as part of this report:
(1)	Financial Statements beginning on page 22 hereof.

(2)	Financial Statement Schedules:
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
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on November 3, 2009, with Post-Effective Amendment No. 1 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-151632).

3.02	Form of Second Amended and Restated Limited Partnership Agreement of the Registrant.

10.02	Form of Subscription Agreement.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on February 13, 2009, with Amendment No. 3 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-151632).

3.01	Certificate of Limited Partnership of the Registrant.

10.01	Form of Administration Agreement between the Registrant and the Administrator.

EXHIBIT 13.01
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Superfund Gold, L.P. — Series A and Superfund Gold, L.P. — Series B:
We have audited the accompanying statements of assets and liabilities of Superfund Gold, L.P., Superfund Gold, L.P. — Series A and Superfund Gold, L.P. — Series B (the “Funds”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2010 and for the period from April 1, 2009 (commencement of operations) through December 31, 2009. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Funds are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Funds’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Superfund Gold, L.P., Superfund Gold — Series A and Superfund Gold — Series B as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and for the period from April 1, 2009 (commencement of operations) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 31, 2011

SUPERFUND GOLD, L.P.
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2010 and December 31, 2009

	December 31, 2010	December 31, 2009
ASSETS
US Government securities, at fair value, (amortized cost of $9,598,087 and $5,999,748 as of December 31, 2010, and December 31, 2009, respectively)	$9,598,087	$5,999,748
Due from brokers	12,805,431	6,301,154
Futures contracts purchased	2,832,921	—
Unrealized appreciation on open forward contracts	224,585	81,845
Cash	3,630,425	2,672,099
Due from affiliate	5,599	—

Total assets	29,097,048	15,054,846

LIABILITIES
Unrealized depreciation on open forward contracts	36,460	154,871
Futures contracts purchased	—	818,974
Futures contracts sold	349,805	7,812
Subscriptions received in advance	1,289,417	1,864,130
Incentive fee	409,223	—
Redemptions payable	236,327	9,890
Management fee	51,406	22,891
Fees payable	49,185	22,346

Total liabilities	2,421,823	2,900,914

NET ASSETS	$26,675,225	$12,153,932

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $9,598,087), securities are held in margin accounts as collateral for open futures and forwards	$9,600,000	36.0%	$9,598,087

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.8	224,585

Total unrealized appreciation on forward contracts		0.8	224,585

Unrealized depreciation on forward contracts
Currency		(0.1)	(36,460)

Total unrealized depreciation on forward contracts		(0.1)	(36,460)

Total forward contracts, at fair value		0.7	188,125

Futures contracts, at fair value
Futures contracts purchased
Currency		1.9	484,663
Energy		0.4	110,783
Financial		0.5	127,537
Food & Fiber		0.7	194,250
Indices		0.4	114,065
Livestock		0.3	92,460
Metals
233 contracts of CMX Gold expiring February 2011		4.0	1,067,060
Other		2.4	642,103

Total Metals		6.4	1,709,163

Total futures contracts purchased		10.6	2,832,921

Futures contracts sold
Currency		0.1	33,694
Energy		(0.1)	(30,980)
Financial		(0.1)	(22,344)
Indices		0.1	23,963
Metals		(1.3)	(354,138)

Total futures contracts sold		(1.3)	(349,805)

Total futures contracts, at fair value		9.3	2,483,116

Futures and forward contracts by country composition
Australian		0.0 *	3,134
European Monetary Union		0.3	81,278
Great Britain		0.3	72,763
Japan		0.8	210,666
United States		6.4	1,729,526
Other		2.2	573,874

Total futures and forward contracts by country		10.0%	$2,671,241

*	Due to rounding
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

SUPERFUND GOLD, L.P.
STATEMENTS OF OPERATIONS
Year Ended December 31, 2010 and for the period from April 1, 2009
(commencement of operations), through December 31, 2009

	2010	2009
Investment income, interest
Interest income	$11,425	$3,801
Other income	5,599	—

Total income	17,024	3,801

Expenses
Incentive fee	577,643	55,524
Management fee	423,897	139,136
Brokerage commissions	475,941	178,170
Selling commission	269,901	91,937
Operating expenses	141,299	46,379
Other	5,314	2,369

Total expenses	1,893,995	513,515

Net investment loss	(1,876,971)	(509,714)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	7,170,567	1,608,470
Net change in unrealized appreciation (depreciation) on futures and forward contracts	3,571,053	(899,812)

Net gain on investments	10,741,620	708,658

Net increase in net assets from operations	$8,864,649	$198,944

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.
STATEMENTS OF CHANGES IN NET ASSETS
Year Ended December 31, 2010 and for the period from April 1, 2009
(commencement of operations), through December 31, 2009

	2010	2009

Increase in net assets from operations
Net investment loss	$(1,876,971)	$(509,714)
Net realized gain on futures and forward contracts	7,170,567	1,608,470
Net change in unrealized appreciation (depreciation) on futures and forward contracts	3,571,053	(899,812)

Net increase in net assets from operations	8,864,649	198,944

Capital share transactions
Issuance of Units	11,079,475	11,993,334
Redemption of Units	(5,422,831)	(38,346)
Redemption of non unitized capital balance	—	(4,000)

Net increase in net assets from capital share transactions	5,656,644	11,950,988

Net increase in net assets	14,521,293	12,149,932

Net assets, beginning of year	12,153,932	4,000

Net assets, end of year	$26,675,225	$12,153,932

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.
STATEMENTS OF CASH FLOWS
Year Ended December 31, 2010 and for the period from April 1, 2009
(commencement of operations), through December 31, 2009

	2010	2009

Cash flows from operating activities
Net increase in net assets from operations	$8,864,649	$198,944
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(29,290,418)	(11,097,763)
Sales and maturities of U.S. government securities	25,700,000	5,100,000
Amortization of discounts and premiums	(7,921)	(1,985)
Due from brokers	(6,504,277)	(6,301,154)
Due from affiliate	(5,599)	—
Unrealized appreciation on open forward contracts	(142,740)	(81,845)
Unrealized depreciation on open forward contracts	(118,411)	154,871
Futures contracts purchased	(3,651,895)	818,974
Futures contracts sold	341,993	7,812
Incentive fee payable	409,223	—
Management fee	28,515	22,891
Fees payable	26,839	22,346

Net cash used in operating activities	(4,350,042)	(11,156,909)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	10,504,762	13,857,464
Redemption of non unitized capital balance	—	(4,000)
Redemptions, net of redemption payable	(5,196,394)	(28,456)

Net cash provided by financing activities	5,308,368	13,825,008

Net increase in cash	958,326	2,668,099

Cash, beginning of year	2,672,099	4,000

Cash, end of year	$3,630,425	$2,672,099

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2010, and December 31, 2009

	December 31, 2010	December 31, 2009

ASSETS

US Government securities, at fair value (amortized cost of $4,949,019 and $1,549,939 as of December 31, 2010, and December 31, 2009, respectively)	$4,949,019	$1,549,939

Due from brokers	6,513,798	1,794,485

Futures contracts purchased	1,271,946	—

Unrealized appreciation on open forward contracts	95,755	—

Cash	2,215,532	1,739,581

Due from affiliate	5,599	—

Total assets	15,051,649	5,084,005

LIABILITIES

Unrealized depreciation on open forward contracts	13,857	—

Futures contracts purchased	—	278,229

Futures contracts sold	143,844	3,078

Subscriptions received in advance	882,330	1,355,500

Incentive fee	198,986	—

Redemptions payable	42,447	—

Management fee	26,272	6,463

Fees payable	27,222	6,380

Total liabilities	1,334,958	1,649,650

NET ASSETS	$13,716,691	$3,434,355

Superfund Gold, L.P. Series A-1 Net Assets	$10,835,030	$2,524,291

Number of Units outstanding	6,916.044	2,388.395
Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,566.65	$1,056.90

Superfund Gold, L.P. Series A-2 Net Assets	$2,881,661	$910,064

Number of Units outstanding	1,724.508	818.846
Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,671.00	$1,111.40

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $4,949,019), securities are held in margin accounts as collateral for open futures and forwards	$4,950,000	36.1%	$4,949,019

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	95,755

Total unrealized appreciation on forward contracts		0.7	95,755

Unrealized depreciation on forward contracts
Currency		(0.1)	(13,857)

Total unrealized depreciation on forward contracts		(0.1)	(13,857)

Total forward contracts, at fair value		0.6	81,898

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		1.5	208,888
Energy		0.3	44,259
Financial		0.4	55,066
Food & Fiber		0.6	81,781
Indices		0.4	46,624
Livestock		0.3	40,970
Metals
116 contracts of CMX Gold expiring February 2011		3.9	528,140
Other		1.9	266,218

Total Metals		5.8	794,358

Total futures contracts purchased		9.3	1,271,946

Futures Contracts Sold
Currency		0.1	14,250
Energy		(0.1)	(12,190)
Financial		(0.1)	(10,607)
Indices		0.1	9,628
Metals		(1.1)	(144,925)

Total futures contracts sold		(1.1)	(143,844)

Total futures contracts, at fair value		8.2	1,128,102

Futures contracts by country composition
Australia		0.0 *	1,134
European Monetary Union		0.2	32,375
Great Britain		0.2	30,179
Japan		0.7	92,656
United States		5.9	808,405
Other		1.8	245,251

Total futures contracts by country		8.8%	$1,210,000

*	Due to rounding
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

SUPERFUND GOLD, L.P. — SERIES A
STATEMENTS OF OPERATIONS
Year Ended December 31, 2010 and for the period from April 1, 2009
(commencement of operations), through December 31, 2009

	2010	2009
Investment income
Interest income	$6,400	$1,039
Other income	5,599	—

Total income	11,999	1,039

Expenses
Incentive fee	367,406	55,524
Management fee	192,137	34,624
Brokerage commissions	160,212	19,190
Selling commission	133,361	25,361
Operating expenses	64,045	11,541
Other	1,444	294

Total expenses	918,605	146,534

Net investment loss	(906,606)	(145,495)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	3,373,625	695,686
Net change in unrealized appreciation (depreciation) on futures and forward contracts
	1,491,307	(281,307)

Net gain on investments	4,864,932	414,379

Net increase in net assets from operations	$3,958,326	$268,884

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-1*	$586.87	$128.07

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-1	$509.75	$137.40

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-2**	$638.10	$154.06

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-2	$559.60	$191.90

*	Weighted average number of Units outstanding for Series A-1 for the Year Ended December 31, 2010 and for the period from April 1, 2009 (commencement of operations), through December 31, 2009: 5,236.62 and 1,667.50, respectively.

**	Weighted average number of Units outstanding for Series A-2 for the Year Ended December 31, 2010 and for the period from April 1, 2009 (commencement of operations), through December 31, 2009: 1,387.08 and 359.14, respectively.
See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
STATEMENTS OF CHANGES IN NET ASSETS
Year Ended December 31, 2010 and for the period from April 1, 2009
(commencement of operations), through December 31, 2009

	2010	2009
Increase in net assets from operations:
Net investment loss	$(906,606)	$(145,495)
Net realized gain on futures and forward contracts	3,373,625	695,686
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,491,307	(281,307)

Net increase in net assets from operations	3,958,326	268,884

Capital share transactions
Issuance of Units	7,649,260	3,184,030
Redemption of Units	(1,325,250)	(18,559)
Redemption of non unitized capital balance	—	(2,000)

Net increase in net assets from capital share transactions	6,324,010	3,163,471

Net increase in net assets	10,282,336	3,432,355

Net assets, beginning of period	3,434,355	2,000

Net assets, end of period	$13,716,691	$3,434,355

Series A-1 Units, beginning of period	2,388.395	—
Issuance of Series A-1 Units	5,507.940	2,404.555
Redemption of Series A-1 Units	(980.291)	(16.160)

Series A-1 Units, end of period	6,916.044	2,388.395

Series A-2 Units, beginning of period	818.846	—
Issuance of Series A-2 Units	978.117	818.846
Redemption of Series A-2 Units	(72.455)	—

Series A-2 Units, end of period	1,724.508	818.846

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES A
STATEMENTS OF CASH FLOWS
Year Ended December 31, 2010 and for the period from April 1, 2009
(commencement of operations), through December 31, 2009

	2010	2009
Cash flows from operating activities
Net increase in net assets from operations	$3,958,326	$268,884
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(12,895,739)	(2,799,452)
Sales and maturities of U.S. government securities	9,500,000	1,250,000
Amortization of discounts and premiums	(3,341)	(487)
Due from brokers	(4,719,313)	(1,794,485)
Due from affiliate	(5,599)	—
Unrealized appreciation on open forward contracts	(95,755)	—
Unrealized depreciation on open forward contracts	13,857	—
Futures contracts purchased	(1,550,175)	278,229
Futures contracts sold	140,766	3,078
Incentive fee	198,986	—
Management fee	19,809	6,463
Fees payable	20,842	6,380

Net cash used in operating activities	(5,417,336)	(2,781,390)

Cash flows from financing activities
Subscriptions, net of change in subscriptions received in advance	7,176,090	4,539,530
Redemptions of non unitized capital balance	—	(2,000)
Redemptions, net of redemptions payable	(1,282,803)	(18,559)

Net cash provided by financing activities	5,893,287	4,518,971

Net increase in cash	475,951	1,737,581

Cash, beginning of year	1,739,581	2,000

Cash, end of year	$2,215,532	$1,739,581

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
STATEMENTS OF ASSETS AND LIABILITIES
December 31, 2010 and December 31, 2009

	December 31, 2010	December 31, 2009
ASSETS

US Government securities, at fair value (amortized cost of $4,649,068 and $4,449,809 as of December 31, 2010, and December 31, 2009, respectively)	$4,649,068	$4,449,809

Due from brokers	6,291,633	4,506,669

Futures contracts purchased	1,560,975	—

Unrealized appreciation on open forward contracts	128,830	81,845

Cash	1,414,893	932,518

Total assets	14,045,399	9,970,841

LIABILITIES

Unrealized depreciation on open forward contracts	22,603	154,871

Futures contracts purchased	—	540,745

Futures contracts sold	205,961	4,734

Subscriptions received in advance	407,087	508,630

Redemptions payable	193,880	9,890

Incentive fee	210,237	—

Management fee	25,134	16,428

Fees payable	21,963	15,966

Total liabilities	1,086,865	1,251,264

NET ASSETS	$12,958,534	$8,719,577

Superfund Gold, L.P. Series B-1 Net Assets	$7,815,597	$6,268,561

Number of Units outstanding	5,784.122	7,174.897
Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$1,351.21	$873.68

Superfund Gold, L.P. Series B-2 Net Assets	$5,142,937	$2,451,016

Number of Units outstanding	3,700.480	2,763.500
Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,389.80	$886.92

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $4,649,068), securities are held in margin accounts as collateral for open futures and forwards	$4,650,000	35.9%	$4,649,068

Forward contracts, at fair value
Unrealized appreciation on forward contracts Currency		1.0	128,830

Total unrealized appreciation on forward contracts		1.0	128,830

Unrealized depreciation on forward contracts Currency		(0.2)	(22,603)

Total unrealized depreciation on forward contracts		(0.2)	(22,603)

Total forward contracts, at fair value		0.8	106,227

Futures contracts, at fair value
Futures contracts purchased
Currency		2.1	275,775
Energy		0.5	66,524
Financial		0.6	72,471
Food & Fiber		0.9	112,469
Indices		0.5	67,441
Livestock		0.4	51,490
Metals
117 contracts of CMX Gold expiring February 2011		4.2	538,920
Other		2.9	375,885

Total Metals		7.1	914,805

Total futures contracts purchased		12.1	1,560,975

Futures contracts sold
Currency		0.2	19,444
Energy		(0.1)	(18,790)
Financial		(0.1)	(11,737)
Indices		0.1	14,335
Metals		(1.6)	(209,213)

Total futures contracts sold		(1.5)	(205,961)

Total futures contracts, at fair value		10.6	1,355,014

Futures and forward contracts by country composition
Australian		0.0 *	2,000
European Monetary Union		0.5	48,903
Great Britain		0.3	42,584
Japan		0.9	118,010
United States		7.1	921,121
Other		2.6	328,623

Total futures and forward contracts by country		11.4%	$1,461,241

*	Due to rounding
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

SUPERFUND GOLD, L.P. — SERIES B
STATEMENTS OF OPERATIONS
Year Ended December 31, 2010 and for the period from April 1, 2009
(commencement of operations), through December 31, 2009

	2010	2009

Investment income, interest	$5,025	$2,762

Expenses
Brokerage commissions	315,729	158,980
Management fee	231,760	104,512
Incentive fee	210,237	—
Selling commission	136,540	66,576
Operating expenses	77,254	34,838
Other	3,870	2,075

Total expenses	975,390	366,981

Net investment loss	(970,365)	(364,219)

Realized and unrealized gain (loss) on investments

Net realized gain on futures and forward contracts	3,796,942	912,784
Net change in unrealized appreciation (depreciation) on futures and forward contracts
	2,079,746	(618,505)

Net gain on investments	5,876,688	294,279

Net increase (decrease) in net assets from operations	$4,906,323	$(69,940)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-1*	$456.22	$(14.49)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-1	$477.53	$(45.82)

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-2**	$547.21	$1.06

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-2	$502.88	$(32.58)

*	Weighted average number of Units outstanding for Series B-1 for the Year Ended December 31, 2010 and for the period from April 1, 2009 (commencement of operations), through December 31, 2009: 6,793.32 and 4,968.12, respectively.

**	Weighted average number of Units outstanding for Series B-2 for the Year Ended December 31, 2010 and for the period from April 1, 2009 (commencement of operations), through December 31, 2009: 3,273.29 and 1,945.21, respectively.
See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
STATEMENTS OF CHANGES IN NET ASSETS
Year Ended December 31, 2010 and for the period from April 1, 2009
(commencement of operations), through December 31, 2009

	2010	2009
Increase (decrease) in net assets from operations
Net investment loss	$(970,365)	$(364,219)
Net realized gain on futures and forward contracts	3,796,942	912,784
Net change in unrealized appreciation (depreciation) on futures and forward contracts	2,079,746	(618,505)

Net increase (decrease) in net assets from operations	4,906,323	(69,940)

Capital share transactions
Issuance of Units	3,430,215	8,809,304
Redemption of Units	(4,097,581)	(19,787)
Redemption of non unitized capital balance	—	(2,000)

Net increase (decrease) in net assets from capital share transactions	(667,366)	8,787,517

Net increase in net assets	4,238,957	8,717,577

Net assets, beginning of period	8,719,577	2,000

Net assets, end of period	$12,958,534	$8,719,577

Series B-1 Units, beginning of period	7,174.897	—
Issuance of Series B-1 Units	2,402.118	7,174.897
Redemption of Series B-1 Units	(3,792.893)	—

Series B-1 Units, end of period	5,784.122	7,174.897

Series B-2 Units, beginning of period	2,763.500	—
Issuance of Series B-2 Units	1,294.860	2,786.537
Redemption of Series B-2 Units	(357.880)	(23.038)

Series B-2 Units, end of period	3,700.480	2,763.499

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. — SERIES B
STATEMENTS OF CASH FLOWS
Year Ended December 31, 2010 and for the period from April 1, 2009
(commencement of operations), through December 31, 2009

	2010	2009
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$4,906,323	$(69,940)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(16,394,679)	(8,298,311)
Sales and maturities of U.S. government securities	16,200,000	3,850,000
Amortization of discounts and premiums	(4,580)	(1,498)
Due from brokers	(1,784,964)	(4,506,669)
Unrealized appreciation on open forward contracts	(46,985)	(81,845)
Unrealized depreciation on open forward contracts	(132,268)	154,871
Futures contracts purchased	(2,101,720)	540,745
Futures contracts sold	201,227	4,734
Incentive fee	210,237	—
Management fee	8,706	16,428
Fees payable	5,997	15,966

Net cash provided by (used in) operating activities	1,067,294	(8,375,519)

Cash flows from financing activities
Subscriptions, net of change in subscriptions received in advance	3,328,672	9,317,934
Redemptions of non unitized capital balance	—	(2,000)
Redemptions, net of redemption payable	(3,913,591)	(9,897)

Net cash (used in) provided by financing activities	(584,919)	9,306,037

Net increase in cash	482,375	930,518

Cash, beginning of year	932,518	2,000

Cash, end of year	$1,414,893	$932,518

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. — SERIES A and SUPERFUND GOLD, L.P. — SERIES B
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
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

(2)	Basis of Presentation and Significant Accounting Policies
(a)	Basis of Presentation

Pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), audited financial statements are presented for the Fund as a whole, as the SEC registrant, and for Series A and Series B individually. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series shall be enforceable only against the assets of such Series and not against the assets of the Fund generally or any other Series. Accordingly, the assets of one Series of the Fund include only those funds and other assets that are paid to, held by or distributed to the Fund on account of and for the benefit of that Series, including, without limitation, funds delivered to the Fund for the purchase of Units in that Series.

(b)	Valuation of Investments in Futures Contracts, Forward Contracts, and U.S Treasury Bills

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on a trade date basis and open contracts are recorded in the statements of assets and liabilities at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotes are readily available. Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing U.S. Treasury Bills due to the short-term nature of such instruments; accordingly, the cost of securities plus accreted discount, or minus amortized premium, approximates fair value (See Section (2)(g) — Fair Value Measurements).

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

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting — Balance Sheet.

(e)	Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”) to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2008 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

(f)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires Superfund Capital Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates.

(g)	Recently Issued Accounting Pronouncements

ASU 2010-06

In January 2010, FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820, Fair Value Measurements, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items as gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold Level 3 assets or liabilities. The Fund does not anticipate the amendments effective for fiscal years beginning after December 15, 2010 to have an impact on the Fund’s results of operations, financial condition or cash flows since the ASU impacts disclosure items only.

(h)	Fair Value Measurements

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

As of and during the year ended December 31, 2010 and for the period from April 1, 2009 (commencement of operations) through December 31, 2009, the Fund held no derivative contracts valued using level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2010:
Superfund Gold, L.P.

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,598,087	$—	$9,598,087	$—
Unrealized appreciation on open forward contracts	224,585	—	224,585	—
Futures contracts purchased	2,832,921	2,832,921	—	—

Total Assets Measured at Fair Value	$12,655,593	$2,832,921	$9,822,672	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$36,460	$—	$36,460	$—
Futures contracts sold	349,805	349,805	—	—

Total Liabilities Measured at Fair Value	$386,265	$349,805	$36,460	$—

Superfund Gold, L.P. — Series A

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,949,019	$—	$4,949,019	$—
Unrealized appreciation on open forward contracts	95,755	—	95,755	—
Futures contracts purchased	1,271,946	1,271,946	—	—

Total Assets Measured at Fair Value	$6,316,720	$1,271,946	$5,044,774	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$13,857	$—	$13,857	$—
Futures contracts sold	143,844	143,844	—	—

Total Liabilities Measured at Fair Value	$157,701	$143,844	$13,857	$—

Superfund Gold, L.P. — Series B

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,649,068	$—	$4,649,068	$—
Unrealized appreciation on open forward contracts	128,830	—	128,830	—
Futures contracts purchased	1,560,975	1,560,975	—	—

Total Assets Measured at Fair Value	$6,338,873	$1,560,975	$4,777,898	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$22,603	$—	$22,603	$—
Futures contracts sold	205,961	205,961	—	—

Total Liabilities Measured at Fair Value	$228,564	$205,961	$22,603	$—

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
Superfund Gold, L.P.
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

	Statement of Assets	Asset Derivatives	Liability
	and Liabilities	at December 31,	Derivatives at
Type of Instrument	Location	2010	December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$224,585	$—	$224,585
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(36,460)	(36,460)
Futures contracts	Futures contracts purchased	2,832,921	—	2,832,921
Futures contracts	Futures contracts sold	—	(349,805)	(349,805)

Totals		$3,057,506	$(386,265)	$2,671,241

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2009, is as follows:

	Statement of Assets	Asset Derivatives	Liability
	and Liabilities	at December 31,	Derivatives at
Type of Instrument	Location	2009	December 31, 2009	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$81,845	$81,845	$81,845
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(154,871)	(154,871)
Futures contracts	Futures contracts purchased	—	(818,974)	(818,974)
Futures contracts	Futures contracts sold	—	(7,812)	(7,812)

Totals		$81,845	$(981,657)	$(899,812)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2010:

			Net Change in
Derivatives not			Unrealized Appreciation
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain on	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized
815	Income	Income	in Income
Foreign exchange contracts	Net realized and unrealized gain on futures and forward contracts	$35,721	$261,151
Futures contracts	Net realized and unrealized gain on futures and forward contracts	7,134,846	3,309,902

Total		$7,170,567	$3,571,053

Effects of Derivative Instruments on the Statement of Operations for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

			Net Change in
Derivatives not			Unrealized Appreciation
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain on	(Depreciation) on
Instruments under	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized
ASC 815	Income	Income	in Income
Foreign exchange contracts	Net realized and unrealized loss on futures and forward contracts	$(123,140)	$(73,026)
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	1,731,610	(826,786)

Total		$1,608,470	$(899,812)

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gains on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$193,612	0.7	$(14,156)	(0.1)		$30,974	0.1		(22,305)	(0.1)	$188,125
Currency	484,663	1.8	—	—		53,250	0.2		(19,556)	(0.1)	518,357
Financial	135,655	0.5	(8,118)	(0.0	)*	6,771	0.0	*	(29,115)	(0.1)	105,193
Food & Fiber	195,205	0.7	(955)	(0.0	)*	—	—		—	—	194,250
Indices	207,408	0.8	(93,343)	(0.3)		23,963	0.1		—	—	138,028
Metals	1,715,408	6.4	(6,245)	(0.0	)*	—	—		(354,138)	(1.3)	1,355,025
Livestock	92,610	0.3	(150)	(0.0	)*	—	—		—	—	92,460
Energy	134,619	0.5	(23,836)	(0.1)		—	—		(30,980)	(0.1)	79,803

Totals	$3,159,180	11.7	$(146,803)	(0.5)		$114,958	0.4		$(456,094)	(1.7)	$2,671,241

*	Due to rounding

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2009:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gains (Losses) on
	Gains	Assets	Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$47,241	0.4	$(99,908)	(0.8)	$34,604	0.3		$(54,963)	(0.5)	$(73,026)
Currency	31,920	0.3	(128,606)	(1.1)	—	—		—	—	(96,686)
Financial	57,628	0.5	(151,439)	(1.2)	30,475	0.3		(2,464)	(0.0)*	(65,800)
Food & Fiber	163,661	1.3	(11,618)	(0.1)	175	0.0	*	(17,988)	(0.1)	134,230
Indices	261,964	2.2	(4,929)	(0.0)*	—	—		(3,170)	(0.0)*	253,865
Metals	116,249	1.0	(1,211,320)	(10.0)	—	—		—	—	(1,095,071)
Livestock	—	—	—	—	—	—		(9,190)	(0.1)	(9,190)
Energy	66,202	0.5	(8,686)	(0.1)	—	—		(5,650)	(0.0)*	51,866

Totals	$744,865	6.2	$(1,616,506)	(13.3)	$65,254	0.6		$(93,425)	(0.7)	$(899,812)

*	Due to rounding
Superfund Gold, L.P. average* contract volume by market sector for the Year Ended December 31, 2010:

	Average Value	Average Value	Average Number	Average
	of Long	of Short	of Long	Number of Short
	Positions	Positions	Contracts	Contracts

Foreign Exchange	$336,671	$303,121	78	82

			Average Number	Average
			of Long	Number of Short
			Contracts	Contracts

Currency			576	84
Financial			1,248	570
Food & Fiber			147	74
Indices			973	187
Metals			413	44
Livestock			43	11
Energy			361	234

Totals			3,839	1,286

*	Based on quarterly holdings

Superfund Gold, L.P. average* contract volume by market sector for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

	Average Value	Average Value	Average Number	Average
	of Long	of Short	of Long	Number of Short
	Positions	Positions	Contracts	Contracts

Foreign Exchange	$3,006	$(29,509)	18	10

			Average Number	Average
			of Long	Number of Short
			Contracts	Contracts

Currency			98	33
Financial			463	22
Food & Fiber			31	44
Indices			75	19
Metals			123	6
Livestock			—	19
Energy			37	33

Totals			845	186

*	Based on quarterly holdings
Superfund Gold, L.P. trading results by market sector:

	For the Year Ended December 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$35,721	$261,151	$296,872
Currency	691,570	615,043	1,306,613
Financial	2,099,722	170,993	2,270,715
Food & Fiber	24,772	60,020	84,792
Indices	578,673	(115,837)	462,836
Metals	4,755,671	2,450,096	7,205,767
Livestock	(132,870)	101,650	(31,220)
Energy	(882,692)	27,937	(854,755)

Total net trading gains	$7,170,567	$3,571,053	$10,741,620

	For the period from April 1, 2009 (commencement
	of operations), through December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(123,140)	$(73,026)	$(196,166)
Currency	(569,192)	(96,686)	(655,878)
Financial	114,855	(65,800)	49,055
Food & Fiber	(105,277)	134,230	28,953
Indices	(375,648)	253,865	(121,783)
Metals	3,032,186	(1,095,071)	1,937,115
Livestock	13,500	(9,190)	4,310
Energy	(378,814)	51,866	(326,948)

Total net trading gains (losses)	$1,608,470	$(899,812)	$708,658

Superfund Gold, L.P. — Series A
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2010	at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$95,755	$—	$95,755
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(13,857)	(13,857)
Futures contracts	Futures contracts purchased	1,271,946	—	1,271,946
Futures contracts	Futures contracts sold	—	(143,844)	(143,844)

Totals		$1,367,701	$(157,701)	$1,210,000

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2009, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2009	at December 31, 2009	Net
Futures contracts	Futures contracts purchased	$—	$(278,229)	$(278,229)
Futures contracts	Futures contracts sold	—	(3,078)	(3,078)

Totals		$—	$(281,307)	$(281,307)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2010:

			Net Change in
Derivatives not			Unrealized Appreciation
Designated as Hedging	Location of Gain (Loss)on	Net Realized Gain on	(Depreciation) on
Instruments under	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized
ASC 815	Income	Income	in Income
Foreign exchange contracts	Net realized and unrealized gain on futures and forward contracts	$164,227	$81,898
Futures contracts	Net realized and unrealized gain on futures and forward contracts	3,209,398	1,409,409

Total		$3,373,625	$1,491,307

Effects of Derivative Instruments on the Statement of Operations for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

			Net Change in
Derivatives not			Unrealized Appreciation
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain on	(Depreciation) on
Instruments under	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized
ASC 815	Income	Income	in Income
Foreign exchange contracts	Net realized and unrealized gain on futures and forward contracts	$866	$0
Futures contracts	Net realized and unrealized gain on futures and forward contracts	694,820	(281,307)

Total		$695,686	$(281,307)

Superfund Gold, L.P. — Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gains on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$84,142	0.6	$(4,472)	(0.0	)*	$11,613	0.1		$(9,385)	(0.1)	$81,898
Currency	208,888	1.5	—	—		22,631	0.2		(8,381)	(0.1)	223,138
Financial	58,501	0.4	(3,435)	(0.0	)*	1,766	0.0	*	(12,373)	(0.1)	44,459
Food & Fiber	82,217	0.6	(436)	(0.0	)*	—	—		—	—	81,781
Indices	84,851	0.7	(38,227)	(0.3)		9,628	0.1		—	—	56,252
Metals	797,284	5.8	(2,926)	(0.0	)*	—	—		(144,925)	(1.1)	649,433
Livestock	41,020	0.3	(50)	(0.0	)*	—	—		—	—	40,970
Energy	54,905	0.4	(10,646)	(0.1)		—	—		(12,190)	(0.1)	32,069

Totals	$1,411,808	10.3	$(60,192)	(0.4)		$45,638	0.4		$(187,254)	(1.5)	$1,210,000

*	Due to rounding
Superfund Gold, L.P. — Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2009:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of			% of		Net Unrealized
		Net		Net		Net			Net		Gains (Losses) on
	Gains	Assets	Losses	Assets	Gains	Assets		Losses	Assets		Open Positions
Currency	$4,040	0.1	$(19,137)	(0.6)	$—	—		$—	—		$(15,097)
Financial	9,669	0.3	(18,442)	(0.5)	1,048	0.0	*	(203)	(0.0	)*	(7,928)
Food & Fiber	18,003	0.5	—	—	—	—		(2,063)	(0.1)		15,940
Indices	15,844	0.5	—	—	—	—		—	—		15,844
Metals	—	—	(286,870)	(8.4)	—	—		—	—		(286,870)
Livestock	—	—	—	—	—	—		(1,080)	(0.0	)*	(1,080)
Energy	—	—	(1,336)	(0.0)*	—	—		(780)	(0.0	)*	(2,116)

Totals	$47,556	1.4	$(325,785)	(9.5)	$1,048	0.0	*	$(4,126)	(0.4)		$(281,307)

*	Due to rounding

Series A average* contract volume by market sector for the Year Ended December 31, 2010:

	Average Value	Average Value	Average Number	Average
	of Long	of Short	of Long	Number of Short
	Positions	Positions	Contracts	Contracts

Foreign Exchange	$82,174	$46,696	24	23

			Average Number	Average
			of Long	Number of Short
			Contracts	Contracts

Currency			184	27
Financial			366	186
Food & Fiber			41	23
Indices			285	54
Metals			127	12
Livestock			13	3
Energy			100	81

Totals			1,140	409

*	Based on quarterly holdings
Series A average* contract volume by market sector for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts

Currency	11	3
Financial	51	3
Food & Fiber	2	2
Indices	6	1
Metals	19	—
Livestock	—	1
Energy	1	—

Totals	90	10

*	Based on quarterly holdings
Series A trading results by market sector:

	For the Year Ended December 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains	Gains (Losses)
Foreign Exchange	$164,227	$81,898	$246,125
Currency	379,999	238,235	618,234
Financial	563,890	52,387	616,277
Food & Fiber	17,166	65,841	83,007
Indices	284,057	40,408	324,465
Metals	2,300,929	936,303	3,237,232
Livestock	(36,170)	42,050	5,880
Energy	(300,473)	34,185	(266,288)

Total net trading gains	$3,373,625	$1,491,307	$4,864,932

	For the period from April 1, 2009 (commencement of
	operations), through December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$866	$—	$866
Currency	(60,537)	(15,097)	(75,634)
Financial	3,784	(7,928)	(4,144)
Food & Fiber	(1,397)	15,940	14,543
Indices	(2,096)	15,844	13,748
Metals	751,476	(286,870)	464,606
Livestock	650	(1,080)	(430)
Energy	2,940	(2,116)	824

Total net trading gains (losses)	$695,686	$(281,307)	$414,379

Superfund Gold, L.P. — Series B
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2010	at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$128,830	$—	$128,830
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(22,603)	(22,603)
Futures contracts	Futures contracts purchased	1,560,975	—	1,560,975
Futures contracts	Futures contracts sold	—	(205,961)	(205,961)

Totals		$1,689,805	$(228,564)	$1,461,241

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2009, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31,2009	at December 31, 2009	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$81,845	$—	$81,845
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(154,871)	(154,871)
Futures contracts	Futures contracts purchased	—	(540,745)	(540,745)
Futures contracts	Futures contracts sold	—	(4,734)	(4,734)

Totals		$81,845	$(700,350)	$(618,505)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2010:

			Net Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain (Loss)	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized in	Derivatives Recognized
815	Income	Income	in Income
Foreign Exchange contracts	Net realized and unrealized gain on futures and forward contracts	$(128,506)	$179,253
Futures contracts	Net realized and unrealized gain on futures and forward contracts	3,925,448	1,900,493

Total		$3,796,942	$2,079,746

Effects of Derivative Instruments on the Statement of Operations for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

			Net Change in Unrealized
Derivatives not			Appreciation
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain (Loss)	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized in	Derivatives Recognized in
815	Income	Income	Income
Foreign Exchange contracts	Net realized and unrealized gain on futures and forward contracts	$(124,006)	$(73,026)
Futures contracts	Net realized and unrealized gain on futures and forward contracts	1,036,790	(545,479)

Total		$912,784	$(618,505)

Superfund Gold, L.P. — Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gains on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$109,470	0.9	$(9,684)	(0.1)		$19,361	0.1		$(12,920)	(0.1)	$106,227
Currency	275,775	2.1	—	—		30,619	0.3		(11,175)	(0.1)	295,219
Financial	77,154	0.6	(4,683)	(0.0)	*	5,005	0.0	*	(16,742)	(0.1)	60,734
Food & Fiber	112,988	0.9	(519)	(0.0)	*	—	—		—	—	112,469
Indices	122,557	0.9	(55,116)	(0.4)		14,335	0.1		—	—	81,776
Metals	918,124	7.1	(3,319)	(0.0)	*	—	—		(209,213)	(1.6)	705,592
Livestock	51,590	0.4	(100)	(0.0)	*	—	—		—	—	51,490
Energy	79,714	0.6	(13,190)	(0.1)		—	—		(18,790)	(0.1)	47,734

Totals	$1,747,372	13.5	$(86,611)	(0.6)		$69,320	0.5		$(268,840)	(2.0)	$1,461,241

*	Due to rounding

Superfund Gold, L.P. — Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2009:

	As of December 31, 2009
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gains (Losses) on
	Gains	Assets	Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$47,241	0.5	$(99,908)	(1.1)	$34,604	0.4		$(54,963)	(0.6)	$(73,026)
Currency	27,880	0.3	(109,469)	(1.3)	—	—		—	—	(81,589)
Financial	47,959	0.6	(132,997)	(1.5)	29,427	0.3		(2,261)	(0.0) *	(57,872)
Food & Fiber	145,658	1.7	(11,618)	(0.1)	175	0.0	*	(15,925)	(0.2)	118,290
Indices	246,120	2.8	(4,929)	(0.3)	—	—		(3,170)	(0.0) *	238,021
Metals	116,249	1.3	(924,450)	(10.6)	—	—		—	—	(808,201)
Livestock	—	—	—	—	—	—		(8,110)	(0.1)	(8,110)
Energy	66,202	0.8	(7,350)	(0.1)	—	—		(4,870)	(0.1)	53,982

Totals	$697,309	8.0	$(1,290,721)	(14.8)	$64,206	0.7		$(89,299)	(1.0)	$(618,505)

*	Due to rounding
Series B average* contract volume by market sector for Year Ended December 31, 2010:

	Average Value	Average Value	Average Number	Average
	of Long	of Short	of Long	Number of Short
	Positions	Positions	Contracts	Contracts

Foreign Exchange	$254,497	$256,425	54	59

			Average Number	Average
			of Long	Number of Short
			Contracts	Contracts
Currency			392	57
Financial			882	384
Food & Fiber			106	51
Indices			688	133
Metals			286	32
Livestock			30	8
Energy			261	153

Totals			2,699	877

*	Based on quarterly holdings

Series B average* contract volume by market sector for the period from April 1, 2009 (commencement of operations), through December 31, 2009:

	Average Value	Average Value	Average Number	Average
	of Long	of Short	of Long	Number of Short
	Positions	Positions	Contracts	Contracts

Foreign Exchange	$3,006	$(29,509)	18	10

			Average Number	Average
			of Long	Number of Short
			Contracts	Contracts
Currency			86	30
Financial			412	20
Food & Fiber			29	41
Indices			69	19
Metals			104	6
Livestock			—	18
Energy			36	32

Totals			754	176

*	Based on quarterly holdings
Series B trading results by market sector

	For the Year Ended December 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(128,506)	$179,253	$50,747
Currency	311,571	376,808	688,379
Financial	1,535,832	118,606	1,654,438
Food & Fiber	7,606	(5,821)	1,785
Indices	294,616	(156,245)	138,371
Metals	2,454,742	1,513,793	3,968,535
Livestock	(96,700)	59,600	(37,100)
Energy	(582,219)	(6,248)	(588,467)

Total net trading gains	$3,796,942	$2,079,746	$5,876,688

	For the period from April 1, 2009 (commencement of operations),
	through December 31, 2009
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gains (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(124,006)	$(73,026)	$(197,032)
Currency	(508,655)	(81,589)	(590,244)
Financial	111,071	(57,872)	53,199
Food & Fiber	(103,880)	118,290	14,410
Indices	(373,552)	238,021	(135,531)
Metals	2,280,710	(808,201)	1,472,509
Livestock	12,850	(8,110)	4,740
Energy	(381,754)	53,982	(327,772)

Total net trading gains (losses)	$912,784	$(618,505)	$294,279

(4)	Due from/to Brokers

Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2010, there were no amounts due to brokers.

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

Subscriptions received in advance, if any, represent cash received prior to December 31 for contributions of the subsequent month and do not participate in the earnings of the Fund until the following January.

(6)	Related Party Transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum) when considered together, not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income or any changes in net asset due to changes in value of the Fund’ dollar for dollar gold position. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Asset Management Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, Inc., an entity related to Superfund Capital Management by common ownership (“Superfund USA”), shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commission” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds of such Unit.

Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.

As of December 31, 2010, Superfund Capital Management owned 514.919 Units of Series A, representing 5.86% of the total issued Units of Series A, and 434.257 Units of Series B, representing 4.46% of the total issued Units of Series B, having a combined value of $1,393,474.

(7)	Financial Highlights
Financial highlights for year ended December 31, 2010, are as follows:

	SERIES A-1	SERIES A-2
Total return
Total return before incentive fees	52.0%	54.9%
Incentive fees	(3.8)%	(4.5)%

Total return after incentive fees	48.2%	50.4%

Ratio to average partners’ capital
Operating expenses before incentive fees	7.2%	5.1%
Incentive fees	4.4%	4.9%

Total expenses	11.6%	10.0%

Net investment loss	(7.0)%	(5.0)%
Net asset value per unit, beginning of period	$1,056.90	$1,111.40
Net investment loss	(142.77)	(132.16)
Net gain on investments	652.52	691.76

Net asset value per unit, end of period	$1,566.65	$1,671.00

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$586.87	$638.10

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$509.75	$559.60

Financial highlights for the year ended December 31, 2010, are as follows:

	SERIES B-1	SERIES B-2
Total return
Total return before incentive fees	56.7%	59.9%
Incentive fees	(2.0)%	(3.2)%

Total return after incentive fees	54.7%	56.7%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.2%	6.2%
Incentive fees	1.6%	3.1%

Total expenses	9.8%	9.3%

Net investment loss	(8.2)%	(6.1)%
Net asset value per unit, beginning of period	$873.68	$886.92
Net investment loss	(95.99)	(95.19)
Net gain on investments	573.52	598.07

Net asset value per unit, end of period	$1,351.21	$1,389.80

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$456.22	$547.21

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$477.53	$502.88

Financial highlights for the period April 1, 2009 (commencement of operations), through December 31, 2009, are as follows:

	SERIES A-1	SERIES A-2
Total return
Total return before incentive fees	17.6%	26.1%
Incentive fees	(2.7)%	(5.2)%

Total return after incentive fees	14.9%	20.9%

Ratio to average partners’ capital
Operating expenses before incentive fees*	6.5%	5.0%
Incentive fees	2.5%	4.3%

Total expenses	9.0%	9.3%

Net investment loss	(6.4)%	(4.9)%
Net asset value per unit, beginning of period	$919.50	$919.50
Net investment loss	(73.02)	(85.14)
Net gain on investments	210.42	277.04

Net asset value per unit, end of period	$1,056.90	$1,111.40

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$128.07	$154.06

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$137.40	$191.90

*	Annualized for periods less than a year
Financial highlights for the period April 1, 2009 (commencement of operations), through December 31, 2009, are as follows:

	SERIES B-1	SERIES B-2
Total return
Total return before incentive fees	(5.0)%	(3.5)%
Incentive fees	0.0%	0.0%

Total return after incentive fees	(5.0)%	(3.5)%

Ratio to average partners’ capital
Operating expenses before incentive fees*	9.2%	6.7%
Incentive fees	0.0%	0.0%

Total expenses	9.2%	6.7%

Net investment loss	(9.1)%	(6.6)%
Net asset value per unit, beginning of period	$919.50	$919.50
Net investment loss	(61.09)	(45.00)
Net gain on investments	15.27	12.42

Net asset value per unit, end of period	$873.68	$886.92

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(14.49)	$1.06

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(45.82)	$(32.58)

*	Annualized for periods less than a year.

(8)	Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

For the Fund, gross unrealized gains and losses related to exchange traded futures were $3,049,552 and $566,436, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $224,586 and $36,461, respectively, at December 31, 2010.

For Series A, gross unrealized gains and losses related to exchange traded futures were $1,361,691 and $233,589, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $95,755 and $13,857, respectively, at December 31, 2010.

For Series B, gross unrealized gains and losses related to exchange traded futures were $1,687,861 and $332,847, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $128,831 and $22,604, respectively, at December 31, 2010.

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
The majority of these instruments mature within one year of December 31, 2010. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

(9)	Subscriptions and Redemptions

Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscription funds are required to be promptly transmitted to the escrow agent, HSBC Bank USA. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or the subscription funds are returned.

A limited partner of a Series (“Limited Partner”) may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of $1,000 and subject further to such Limited Partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $5,000. Limited Partners must transmit a written request of such withdrawal to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within twenty days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are the subject of such default or delay. In the event that the estimated net asset value per Unit of a Series, or sub-Series thereof, after adjustments for distributions, as of the close of business on any business day is less than 50% of the net asset value per Unit of such Series, or sub-Series thereof, as of the most recent month-end, a special redemption period shall be established. In the event of a special redemption, Superfund Capital Management shall notify Limited Partners within such Series within seven business days thereafter and shall liquidate all open positions with respect to such Series as expeditiously as possible and suspend trading. Within ten business days after the date of suspension of trading, Superfund Capital Management shall declare a date (a “Special Redemption Date”) with respect to such Series. Such Special Redemption Date shall be a business day within 30 business days from the date of suspension of trading by such Series, and Superfund Capital Management shall mail notice of such date to each Limited Partner of such Series and assignee of Units within such Series of whom it has received written notice, by first-class mail, postage prepaid, not later than ten business days prior to such Special Redemption Date, together with instructions as to the procedure such Limited Partner or assignee must follow to have his interest in such Series redeemed on such date (only entire, not partial, interests may be so redeemed unless otherwise determined by Superfund Capital Management). Upon redemption pursuant to a Special Redemption Date, a Limited Partner or any other assignee of whom the General Partner has received written notice as described above, shall receive from the applicable Series an amount equal to the Net Asset Value of his interest in such Series, determined as of the close of business (as determined by the General Partner) on such Special Redemption Date. The details of the special redemption are set forth in Section 12 of the Limited Partnership Agreement.

(10)	Subsequent events

Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

SUPERFUND GOLD, L.P. (Registrant)
By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Nigel James
Nigel James
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Title with
Signature	Superfund Capital Management	Date

/s/ Nigel James Nigel James	President (Principal Executive Officer)	March 31, 2011

/s/ Martin Schneider Martin Schneider	Vice President and Director (Principal Financial Officer)	March 31, 2011
     (Being the principal executive officer and the principal financial officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on November 3, 2009, with Post-Effective Amendment No. 1 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-151632).

3.02	Form of Second Amended and Restated Limited Partnership Agreement of the Registrant.
10.02	Form of Subscription Agreement.
     The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on February 13, 2009, with Amendment No. 3 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-151632).

3.01	Certificate of Limited Partnership of the Registrant.
10.01	Form of Administration Agreement between the Registrant and the Administrator.