Form 10-Q
period 2011-03-31
SUPERFUND GOLD, L.P.
filed 2011-05-16
CIK 1433147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File number: 000-53764
SUPERFUND GOLD, L.P.

(Exact name of registrant as specified in charter)

Delaware	98-0574019 (Series A); 98-0574020 (Series B)

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

Superfund Office Building P.O. Box 1479 Grand Anse St. George’s, Grenada West Indies	Not applicable

(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold L.P. Series B are included in Item 1:

SUPERFUND GOLD, L.P
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS

US Government securities, at fair value, (amortized cost of $9,648,500 and $9,598,087 as of March 31, 2011, and December 31, 2010, respectively)	$9,648,500	$9,598,087

Due from brokers	15,427,125	12,805,431

Futures contracts purchased	603,428	2,832,921

Unrealized appreciation on open forward contracts	308,573	224,585

Cash	5,734,842	3,630,425

Due from affiliate	—	5,599

Total assets	31,722,468	29,097,048

LIABILITIES

Unrealized depreciation on open forward contracts	271,554	36,460

Futures contracts sold	243,310	349,805

Subscriptions received in advance	1,111,350	1,289,417

Redemptions payable	2,860,787	236,327

Incentive fee	13,556	409,223

Management fee	56,266	51,406

Fees payable	54,115	49,185

Total liabilities	4,610,938	2,421,823

NET ASSETS	$27,111,530	$26,675,225

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of March 31, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 26, 2011 (amortized cost $9,648,500), securities are held in margin accounts as collateral for open futures and forwards	$9,650,000	35.6%	$9,648,500

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.1	308,573

Total unrealized appreciation on forward contracts		1.1	308,573

Unrealized depreciation on forward contracts
Currency		(1.0)	(271,554)

Total unrealized depreciation on forward contracts		(1.0)	(271,554)

Total forward contracts, at fair value		0.1	37,019

Futures contracts, at fair value Futures contracts purchased
Currency		0.9	251,991
Energy		0.8	218,228
Financial		0.0 *	7,083
Food & Fiber		(0.0) *	(3,406)
Indices		0.3	68,976
Livestock		0.3	76,220
Metals		(0.1)	(15,664)

Total futures contracts purchased		2.2	603,428

Futures contracts sold
Energy		(0.1)	(29,487)
Financial		(0.3)	(76,914)
Food & Fiber		0.0 *	8,206
Indices		(0.3)	(72,781)
Metals		(0.3)	(72,334)

Total futures contracts sold		(0.9)	(243,310)

Total futures contracts, at fair value		1.3%	$360,118

Futures and forward contracts by country composition
Australia		0.6	172,784
European Monetary Union		0.2	53,031
Great Britain		(0.3)	(70,408)
Japan		(0.4)	(97,264)
United States		0.2	43,332
Other		1.1	295,662

Total futures and forward contracts by country		1.5%	$397,137

* Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2010

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

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
Investment income
Interest income	$4,699	$481
Other income	—	5,599

Total income	4,699	6,080

Expenses
Brokerage commissions	157,510	120,181
Management fee	157,878	83,065
Selling commissions	99,491	54,952
Operating expense	52,623	27,688
Incentive fee	13,556	—
Other	4,796	196

Total expenses	485,854	286,082

Net investment loss	(481,155)	(280,002)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	2,829,267	(1,658,771)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(2,274,104)	3,391,560

Net gain on investments	555,163	1,732,789

Net increase in net
assets from operations	$74,008	$1,452,787

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2011	2010
Increase in net assets from operations
Net investment loss	$(481,155)	$(280,002)
Net realized gain (loss) on futures and forward contracts	2,829,267	(1,658,771)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,274,104)	3,391,560

Net increase in net assets from operations	74,008	1,452,787

Capital share transactions
Issuance of Units	3,510,976	4,043,250
Redemption of Units	(3,148,679)	(273,903)

Net increase in net assets from capital share transactions	362,297	3,769,347

Net increase in net assets	436,305	5,222,134

Net assets, beginning of period	26,675,225	12,153,932

Net assets, end of period	$27,111,530	$17,376,066

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net increase in net assets from operations	$74,008	$1,452,787
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(9,647,533)	(5,298,744)
Sales and maturities of U.S. government securities	9,600,000	6,000,000
Amortization of discounts and premiums	(2,880)	(730)
Due from brokers	(2,621,694)	(3,122,009)
Due to affiliate	—	(5,599)
Due from affiliate	5,599	—
Unrealized appreciation on open forward contracts	(83,988)	(120,089)
Unrealized depreciation on open forward contracts	235,094	40,629
Futures contracts purchased	2,229,493	(2,533,899)
Futures contracts sold	(106,495)	(778,201)
Incentive fee payable	(395,667)	—
Management fees payable	4,860	9,978
Fees payable	4,930	10,207

Net cash used in operating activities	(704,273)	(4,345,670)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	3,332,909	2,734,720
Redemptions, net of redemptions payable	(524,219)	(195,413)

Net cash provided by financing activities	2,808,690	2,539,307

Net increase (decrease) in cash	2,104,417	(1,806,363)

Cash, beginning of period	3,630,425	2,672,099

Cash, end of period	$5,734,842	$865,736

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of March 31, 2011, and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS

US Government securities, at fair value (amortized cost of $4,899,237 and $4,949,019 as of March 31, 2011, and December 31, 2010, respectively)	$4,899,237	$4,949,019

Due from brokers	7,799,754	6,513,798

Futures contracts purchased	248,653	1,271,946

Unrealized appreciation on open forward contracts	131,629	95,755

Cash	4,030,378	2,215,532

Due from affiliate	—	5,599

Total assets	17,109,651	15,051,649

LIABILITIES

Unrealized depreciation on open forward contracts	114,753	13,857

Futures contracts sold	105,585	143,844

Subscriptions received in advance	602,695	882,330

Redemptions payable	2,161,377	42,447

Incentive fee	1,619	198,986

Management fee	30,395	26,272

Fees payable	31,325	27,222

Total liabilities	3,047,749	1,334,958

NET ASSETS	$14,061,902	$13,716,691

Superfund Gold, L.P. Series A-1 Net Assets	$11,075,524	$10,835,030

Number of Units outstanding	7,106.631	6,916.044

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,558.48	$1,566.65

Superfund Gold, L.P. Series A-2 Net Assets	$2,986,378	$2,881,661

Number of Units outstanding	1,788.497	1,724.508

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,669.77	$1,671.00

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of March 31, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 26, 2011 (amortized cost $4,899,237), securities are held in margin accounts as collateral for open futures and forwards	$4,900,000	34.8%	$4,899,237

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.9	131,629

Total unrealized appreciation on forward contracts		0.9	131,629

Unrealized depreciation on forward contracts
Currency		(0.8)	(114,753)

Total unrealized depreciation on forward contracts		(0.8)	(114,753)

Total forward contracts, at fair value		0.1	16,876

Futures contracts, at fair value
Futures contracts purchased
Currency		0.8	110,011
Energy		0.7	92,005
Financial		0.0 *	5,311
Food & Fiber		(0.0) *	(823)
Indices		0.2	30,379
Livestock		0.3	35,640
Metals		(0.2)	(23,870)

Total futures contracts purchased		1.8	248,653

Futures contracts sold
Energy		(0.1)	(12,651)
Financial		(0.2)	(34,310)
Food & Fiber		0.0 *	3,859
Indices		(0.2)	(31,262)
Metals		(0.2)	(31,221)

Total futures contracts sold		(0.7)	(105,585)

Total futures contracts, at fair value		1.1%	$143,068

Futures and forward contracts by country composition
Australia		0.6%	$78,887
European Monetary Union		0.2	24,926
Great Britain		(0.2)	(31,256)
Japan		(0.3)	(38,933)
United States		(0.0) *	(1,534)
Other		0.9	127,854

Total futures and forward contracts by country composition		1.2%	$159,944

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2010

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

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
Investment income
Interest income	$2,245	$202
Other income	—	5,599

Total income	2,245	5,801

Expenses
Brokerage commissions	68,990	31,006
Management fee	83,865	30,412
Selling commission	58,922	21,427
Operating expenses	27,955	10,137
Incentive fee	1,619	—
Other	1,890	12

Total expenses	243,241	92,994

Net investment loss	(240,996)	(87,193)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	1,304,809	(410,344)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(1,050,056)	909,869

Net gain on investments	254,753	499,525

Net increase in net assets from operations	$13,757	$412,332

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-1*	$1.12	$79.42

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-1	$(8.17)	$64.77

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-2**	$2.61	$93.00

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-2	$(1.23)	$72.80

*	Weighted average number of Units outstanding for Series A-1 for Three Months Ended March 31, 2011 and March 31, 2010: 7,765.88 and 4,029.25, respectively.

**	Weighted average number of Units outstanding for Series A-2 for Three Months Ended March 31, 2011 and March 31, 2010: 1,930.20 and 1,000.65, respectively.
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2011	2010
Increase in net assets from operations
Net investment loss	$(240,996)	(87,193)
Net realized gain (loss) on futures and forward contracts	1,304,809	(410,344)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(1,050,056)	909,869

Net increase in net assets from operations	13,757	412,332

Capital share transactions
Issuance of Units	2,557,345	2,767,596
Redemption of Units	(2,225,891)	(96,540)

Net increase in net assets from capital share transactions	331,454	2,671,056
Net increase in net assets	345,211	3,083,388
Net assets, beginning of period	13,716,691	3,434,355

Net assets, end of period	$14,061,902	6,517,743

Series A-1 Units, beginning of period	6,916.044	2,388.395
Issuance of Series A-1 Units	1,251.930	2,223.056
Redemption of Units	(1,061.343)	(91.548)

Series A-1 Units, end of period	7,106.631	4,519.903

Series A-2 Units, beginning of period	1,724.508	818.846
Issuance of Series A-2 Units	412.521	403.854
Redemption of Units	(348.532)	—

Series A-2 Units, end of period	1,788.497	1,222.700

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net increase in net assets from operations	$13,757	$412,332
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(4,898,745)	(1,799,566)
Sales and maturities of U.S. government securities	4,950,000	1,550,000
Amortization of discounts and premiums	(1,473)	(226)
Due from brokers	(1,285,956)	(2,209,048)
Due to affiliate	—	(5,599)
Due from affiliate	5,599	—
Unrealized appreciation on open forward contracts	(35,874)	(7,589)
Unrealized depreciation on open forward contracts	100,896	3,522
Futures contracts purchased	1,023,293	(709,927)
Futures contracts sold	(38,259)	(195,875)
Incentive fee	(197,367)	—
Management fees payable	4,123	5,867
Fees payable	4,103	6,253

Net cash used in operating activities	(355,903)	(2,949,856)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,277,710	1,742,696
Redemptions, net of redemptions payable	(106,961)	(63,372)

Net cash provided by financing activities	2,170,749	1,679,324

Net increase (decrease) in cash	1,814,846	(1,270,532)

Cash, beginning of period	2,215,532	1,739,581

Cash, end of period	$4,030,378	$469,049

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
ASSETS
US Government securities, at fair value (amortized cost of $4,749,263 and $4,649,068 as of March 31, 2011, and December 31, 2010, respectively)	$4,749,263	$4,649,068

Due from brokers	7,627,371	6,291,633

Futures contracts purchased	354,775	1,560,975

Unrealized appreciation on open forward contracts	176,944	128,830

Cash	1,704,464	1,414,893

Total assets	14,612,817	14,045,399

LIABILITIES

Unrealized depreciation on open forward contracts	156,801	22,603

Futures contracts sold	137,725	205,961

Subscriptions received in advance	508,655	407,087

Redemptions payable	699,410	193,880

Incentive fee	11,937	210,237

Management fee	25,871	25,134

Fees payable	22,790	21,963

Total liabilities	1,563,189	1,086,865

NET ASSETS	$13,049,628	$12,958,534

Superfund Gold, L.P. Series B-1 Net Assets	$8,185,614	$7,815,597

Number of Units outstanding	6,062.746	5,784.122

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$1,350.15	$1,351.21

Superfund Gold, L.P. Series B-2 Net Assets	$4,864,014	$5,142,937

Number of Units outstanding	3,487.855	3,700.480

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,394.56	$1,389.80

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of March 31, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 26, 2011 (amortized cost $4,749,263), securities are held in margin accounts as collateral for open futures and forwards	$4,750,000	36.4%	$4,749,263

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.4	176,944

Total unrealized appreciation on forward contracts		1.4	176,944

Unrealized depreciation on forward contracts
Currency		(1.2)	(156,801)

Total unrealized depreciation on forward contracts		(1.2)	(156,801)

Total forward contracts, at fair value		0.2	20,143

Futures contracts, at fair value
Futures contracts purchased
Currency		1.1	141,980
Energy		1.0	126,223
Financial		0.0 *	1,772
Food & Fiber		(0.0) *	(2,583)
Indices		0.3	38,597
Livestock		0.3	40,580
Metals		0.1	8,206

Total futures contracts purchased		2.8	354,775

Futures contracts sold
Energy		(0.1)	(16,836)
Financial		(0.3)	(42,604)
Food & Fiber		0.0 *	4,347
Indices		(0.3)	(41,519)
Metals		(0.3)	(41,113)

Total futures contracts sold		(1.0)	(137,725)

Total futures contracts, at fair value		1.8%	$217,050

Futures and forward contracts by country composition
Australia		0.7%	$93,897
European Monetary Union		0.2	28,105
Great Britain		(0.3)	(39,152)
Japan		(0.4)	(58,331)
United States		0.3	44,866
Other		1.5	167,808

Total futures and forward contracts by country composition		2.0%	$237,193

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $4,649,068), securities are held in margin accounts as collateral for open futures and forwards	$4,650,000	35.9%	$4,649,068

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.0	128,830

Total unrealized appreciation on forward contracts		1.0	128,830

Unrealized depreciation on forward contracts
Currency		(0.2)	(22,603)

Total unrealized depreciation on forward contracts		(0.2)	(22,603)

Total forward contracts, at fair value		0.8	106,227

Futures contracts, at fair value
Futures contracts purchased
Currency		2.1	275,775
Energy		0.5	66,524
Financial		0.6	72,471
Food & Fiber		0.9	112,469
Indices		0.5	67,441
Livestock		0.4	51,490
Metals
117 contracts of CMX Gold expiring February 2011		4.2	538,920
Other		2.9	375,885
Total Metals		7.1	914,805

Total futures contracts purchased		12.1	1,560,975

Futures contracts sold
Currency		0.2	19,444
Energy		(0.1)	(18,790)
Financial		(0.1)	(11,737)
Indices		0.1	14,335
Metals		(1.6)	(209,213)
Total futures contracts sold		(1.5)	(205,961)

Total futures contracts, at fair value		10.6	1,355,014

Futures and forward contracts by country composition
Australia		0.0 *	2,000
European Monetary Union		0.5	48,903
Great Britain		0.3	42,584
Japan		0.9	118,010
United States		7.1	921,121
Other		2.6	328,623

Total futures and forward contracts by country		11.4%	$1,461,241

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
Investment income
Interest income	$2,454	$279

Total income	2,454	279

Expenses
Brokerage commissions	88,520	89,175
Management fees	74,013	52,653
Selling commissions	40,569	33,525
Operating expenses	24,668	17,551
Incentive fee	11,937	—
Other	2,906	184

Total expenses	242,613	193,088

Net investment loss	(240,159)	(192,809)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	1,524,458	(1,248,427)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(1,224,048)	2,481,691

Net gain on investments	300,410	1,233,264

Net increase in net assets from operations	$60,251	$1,040,455

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-1*	$4.58	$93.30

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-1	$(1.06)	$84.03

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-2**	$8.44	$100.09

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-2	$4.76	$90.02

*	Weighted average number of Units outstanding for Series B-1 for Three Months Ended March 31, 2011 and March 31, 2010: 6,225.63 and 7,866.16, respectively.

**	Weighted average number of Units outstanding for Series B-2 for Three Months Ended March 31, 2011 and March 31, 2010: 3,758.94 and 3,062.57, respectively.
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2011	2010
Increase in net assets from operations
Net investment loss	$(240,159)	$(192,809)
Net realized gain (loss) on futures and forward contracts	1,524,458	(1,248,427)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(1,224,048)	2,481,691

Net increase in net assets from operations	60,251	1,040,455

Capital share transactions
Issuance of Units	953,631	1,275,654
Redemption of Units	(922,788)	(177,363)

Net increase in net assets from capital share transactions	30,843	1,098,291

Net increase in net assets	91,094	2,138,746

Net assets, beginning of period	12,958,534	8,719,577

Net assets, end of period	$13,049,628	$10,858,323

Series B-1 Units, beginning of period	5,784.122	7,174.897
Issuance of Series B-1 Units	638.189	994.023
Redemption of Units	(359.565)	(44.681)

Series B-1 Units, end of period	6,062.746	8,124.239

Series B-2 Units, beginning of period	3,700.480	2,763.500
Issuance of Series B-2 Units	106.799	554.785
Redemption of Units	(319.424)	(168.558)

Series B-2 Units, end of period	3,487.855	3,149.727

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net increase in net assets from operations	$60,251	$1,040,455
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(4,748,788)	(3,499,178)
Sales and maturities of U.S. government securities	4,650,000	4,450,000
Amortization of discounts and premiums	(1,407)	(504)
Due from brokers	(1,335,738)	(912,961)
Unrealized appreciation on open forward contracts	(48,114)	(112,500)
Unrealized depreciation on open forward contracts	134,198	37,107
Futures contracts purchased	1,206,200	(1,823,972)
Futures contracts sold	(68,236)	(582,326)
Incentive fee	(198,300)	—
Management fee	737	4,111
Fees payable	827	3,954

Net cash used in operating activities	(348,370)	(1,395,814)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,055,199	992,024
Redemptions, net of redemptions payable	(417,258)	(132,041)

Net cash provided by financing activities	637,941	859,983

Net increase (decrease) in cash	289,571	(535,831)

Cash, beginning of period	1,414,893	932,518

Cash, end of period	$1,704,464	$396,687

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. — SERIES A and SUPERFUND GOLD, L.P. — SERIES B
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2011
SUPERFUND GOLD, L.P.
1. Nature of operations
Organization and Business
Superfund Gold, L.P., a Delaware limited partnership (the “Fund”), commenced operations on April 1, 2009. The Fund was organized to trade speculatively in the United States (“U.S.”) and international commodity futures and forward markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading advisor of the Fund (“Superfund Capital Management”). The Fund has issued two series of units of limited partnership interest (the “Units”), each with a subseries, Series A-1/A-2 and Series B-1/B-2 (each, a “Series”). Series A-1/A-2 and Series B-1/B-2 are traded and managed the same way, with the exception of the degree of leverage.
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
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Superfund Capital Management has evaluated the application of Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”), to the Fund, and has determined whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, Superfund Capital Management has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2009 and 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
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
Recently Issued Accounting Pronouncements
ASU 2010-06
In January 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold Level 3 assets or liabilities. The amendments effective for fiscal years beginning after December 15, 2010 did not have any impact on the Fund’s results of operations, financial condition or cash flows.

3. Fair Value Measurements
The Fund follows ASC 820, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:
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
Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended March 31, 2011, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2011, and December 31, 2010:
Superfund Gold, L.P.

	Balance
	March 31,
	2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,648,500	$—	$9,648,500	$—
Unrealized appreciation on open forward contracts	308,573	—	308,573	—
Futures contracts purchased	603,428	603,428	—	—

Total Assets Measured at Fair Value	$10,560,501	$603,428	$9,957,073	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$271,554	$—	$271,554	$—
Futures contracts sold	$243,310	$243,310	$—	—

Total Liabilities Measured at Fair Value	$514,864	$243,310	$271,554	$—

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,598,087	$—	$9,598,087	$—
Unrealized appreciation on open forward contracts	224,585	—	224,585	—
Futures contracts purchased	2,832,921	2,832,921	—	—

Total Assets Measured at Fair Value	$12,655,593	$2,832,921	$9,822,672	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$36,460	$—	$36,460	$—
Futures contracts sold	$349,805	$349,805	$—	—

Total Liabilities Measured at Fair Value	$386,265	$349,805	$36,460	$—

Superfund Gold, L.P. — Series A

	Balance
	March 31,
	2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,899,237	$—	$4,899,237	$—
Unrealized appreciation on open forward contracts	131,629	—	131,629	—
Futures contracts purchased	248,653	248,653	—	—

Total Assets Measured at Fair Value	$5,279,519	$248,653	$5,030,866	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$114,753	$—	$114,753	$—
Futures contracts sold	$105,585	$105,585	$—	—

Total Liabilities Measured at Fair Value	$220,338	$105,585	$114,753	$—

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,949,019	$—	$4,949,019	$—
Unrealized appreciation on open forward contracts	95,755	—	95,755	—
Futures contracts purchased	1,271,946	1,271,946	—	—

Total Assets Measured at Fair Value	$6,316,720	$1,271,946	$5,044,774	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$13,857	$—	$13,857	$—
Futures contracts sold	$143,844	$143,844	$—	—

Total Liabilities Measured at Fair Value	$157,701	$143,844	$13,857	$—

Superfund Gold, L.P. — Series B

	Balance
	March 31,
	2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,749,263	$—	$4,749,263	$—
Unrealized appreciation on open forward contracts	176,944	—	176,944	—
Futures contracts purchased	354,775	354,775	—	—

Total Assets Measured at Fair Value	$5,280,982	$354,775	$4,926,207	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$156,801	$—	$156,801	$—
Futures contracts sold	$137,725	$137,725	$—	—

Total Liabilities Measured at Fair Value	$294,526	$137,725	$156,801	$—

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,649,068	$—	$4,649,068	$—
Unrealized appreciation on open forward contracts	128,830	—	128,830	—
Futures contracts purchased	1,560,975	1,560,975	—	—

Total Assets Measured at Fair Value	$6,338,873	$1,560,975	$4,777,898	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$22,603	$—	$22,603	$—
Futures contracts sold	$205,961	$205,961	$—	—

Total Liabilities Measured at Fair Value	$228,564	$205,961	$22,603	$—

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
Superfund Gold, L.P.
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2011, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	March 31, 2011	at March 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$308,573	$—	$308,573

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(271,554)	(271,554)

Futures contracts	Futures contracts purchased & futures contacts sold	603,428	(243,310)	360,118

Totals		$912,001	$(514,864)	$397,137

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2010	at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$224,585	$—	$224,585

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(36,460)	(36,460)

Futures contracts	Futures contracts purchased & futures contacts sold	2,832,921	(349,805)	2,483,116

Totals		$3,057,506	$(386,265)	$2,671,241

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2011:

			Net Change in
Derivatives not			Unrealized Appreciation
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain (Loss)	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized	Derivatives Recognized
815	Income	in Income	in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on investments	$119,014	$(151,104)

Futures contracts	Net realized and unrealized gain (loss) on investments	2,710,253	(2,123,000)

Total		$2,829,267	$(2,274,104)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2010:

			Net Change in
Derivatives not			Unrealized Appreciation
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain (Loss)	(Depreciation) on
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized	Derivatives Recognized
815	Income	in Income	in Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	$(188,805)	$79,460

Futures contracts	Net realized gain (loss) on futures and forward contracts	(1,469,966)	3,312,100

Total		$(1,658,771)	$3,391,560

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of March 31, 2011:

	As of March 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of			% of	Net Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$305,703	1.1		$(22,161)	(0.0)*	$2,870	0.0	*	(249,393)	(0.9)	$37,019
Currency	488,697	1.8		(236,706)	(0.9)	—	—		—	—	251,991
Financial	206,866	0.8		(199,783)	(0.7)	57	0.0	*	(76,971)	(0.3)	(69,831)
Food & Fiber	1,618	0.0	*	(5,024)	(0.0)*	8,206	0.0	*	—	—	4,800
Indices	95,910	0.4		(26,934)	(0.1)	15,982	0.1		(88,763)	(0.3)	(3,805)
Metals	215,970	0.8		(231,634)	(0.9)	7,687	0.0	*	(80,021)	(0.3)	(87,998)
Livestock	76,220	0.3		—	—	—	—		—	—	76,220
Energy	220,469	0.8		(2,241)	(0.0)*	—	—		(29,487)	(0.1)	188,741

Totals	$1,611,453	6.0		$(724,483)	(2.6)	$34,802	0.1		$(524,635)	(1.9)	$397,137

*	Due to rounding

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gains on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$193,612	0.7	$(14,156)	(0.1)		$30,974	0.1		(22,305)	(0.1)	$188,125
Currency	484,663	1.8	—	—		53,250	0.2		(19,556)	(0.1)	518,357
Financial	135,655	0.5	(8,118)	(0.0	)*	6,771	0.0	*	(29,115)	(0.1)	105,193
Food & Fiber	195,205	0.7	(955)	(0.0	)*	—	—		—	—	194,250
Indices	207,408	0.8	(93,343)	(0.3)		23,963	0.1		—	—	138,028
Metals	1,715,408	6.4	(6,245)	(0.0	)*	—	—		(354,138)	(1.3)	1,355,025
Livestock	92,610	0.3	(150)	(0.0	)*	—	—		—	—	92,460
Energy	134,619	0.5	(23,836)	(0.1)		—	—		(30,980)	(0.1)	79,803

Totals	$3,159,180	11.7	$(146,803)	(0.5)		$114,958	0.4		$(456,094)	(1.7)	$2,671,241

*	Due to rounding
Superfund Gold, L.P. average* contract volume by market sector for the three months ended March 31, 2011:

	Average Number	Average	Average Value	Average Value
	of Long	Number of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	106	83	$363,897	$327,589

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	1,410	71
Financial	1,927	634
Food & Fiber	92	6
Indices	1,066	439
Metals	630	186
Livestock	99	—
Energy	415	350

Totals	5,745	1,769

*	Based on quarterly holdings

Superfund Gold, L.P. average* contract volume by market sector for the three months ended March 31, 2010:

	Average Number	Average	Average Value	Average Value
	of Long	Number of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	65	59	$339,239	$504,836

	Average Number	Average
	of Long	Number of
	Contracts	Short Contracts
Currency	541	—
Financial	757	356
Food & Fiber	118	75
Indices	522	59
Metals	374	58
Livestock	—	18
Energy	196	92

Totals	2573	717

*	Based on quarterly holdings
Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended March 31, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$119,014	$(151,104)	$(32,090)
Currency	(10,739)	(266,366)	(277,105)
Financial	(457,845)	(175,026)	(632,871)
Food & Fiber	82,147	(189,450)	(107,303)
Indices	(177,582)	(141,833)	(319,415)
Metals	1,624,336	(1,443,023)	181,313
Livestock	147,140	(16,240)	130,900
Energy	1,502,796	108,938	1,611,734

Total net trading gains	$2,829,267	$(2,274,104)	$555,163

	For the Three Months Ended March 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(188,805)	$79,460	$(109,345)
Currency	(359,500)	286,618	(72,882)
Financial	149,578	689,941	839,519
Food & Fiber	(117,551)	45,833	(71,718)
Indices	394,991	(37,496)	357,495
Metals	(1,465,126)	1,532,644	67,518
Livestock	(65,720)	9,190	(56,530)
Energy	(6,638)	785,370	778,732

Total net trading gains	$1,658,771	$3,391,560	$1,732,789

Superfund Gold, L.P. — Series A
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2011, is as follows:

	Statement of Assets		Liability
	and Liabilities	Asset Derivatives	Derivatives at
Type of Instrument	Location	at March 31, 2011	March 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$131,629	$—	$131,629

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(114,753)	(114,753)

Futures contracts	Futures contracts purchased & futures contracts sold	248,653	(105,585)	143,068

Totals		$380,282	$(220,338)	$159,944

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

	Statement of Assets	Asset Derivatives	Liability
	and Liabilities	at December 31,	Derivatives at
Type of Instrument	Location	2010	December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$95,755	$—	$95,755

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(13,857)	(13,857)

Futures contracts	Futures contracts purchased & futures contracts sold	1,271,946	(143,844)	1,128,102

Totals		$1,367,701	$(157,701)	$1,210,000

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2011:

			Net Change in
			Unrealized
	Location of Gain	Net Realized Gain	Appreciation
Derivatives not	(Loss) on	(Loss) on	(Depreciation) on
Designated as	Derivatives	Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on investments	$56,190	$(65,021)

Futures contracts	Net realized and unrealized gain (loss) on investments	1,248,619	(985,035)

Total		$1,304,809	$(1,050,056)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2010:

			Net Change in
			Unrealized
	Location of Gain	Net Realized Gain	Appreciation
Derivatives not	(Loss) on	(Loss) on	(Depreciation) on
Designated as	Derivatives	Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	$(3,614)	$4,067
Futures contracts	Net realized gain (loss) on futures and forward contracts	(406,730)	905,802

Total		$(410,344)	$909,869

Superfund Gold, L.P. — Series A gross and net unrealized gains and losses by long and short positions as of March 31, 2011:

	As of March 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of			% of	Net Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$130,194	0.9		$(9,411)	(0.0) *	$1,435	0.0	*	$(105,342)	(0.8)	$16,876
Currency	215,511	1.5		(105,500)	(0.7)	—	—		—	—	110,011
Financial	92,657	0.7		(87,346)	(0.7)	57	0.0	*	(34,367)	(0.2)	(28,999)
Food & Fiber	878	(0.0)	*	(1,701)	(0.0) *	3,859	0.0	*	—	—	3,036
Indices	41,953	0.3		(11,574)	(0.1)	6,990	0.1	*	(38,252)	(0.3)	(883)
Metals	110,995	0.8		(134,865)	(1.0)	3,712	0.0		(34,933)	(0.2)	(55,091)
Livestock	35,640	0.3		—	—	—	—		—	—	35,640
Energy	92,862	0.7		(857)	(0.0) *	—	—		(12,651)	(0.1)	79,354

Totals	$720,690	5.2		$(351,254)	(2.5)	$16,053	0.1		$(225,545)	(1.6)	$159,944

*	Due to rounding
Superfund Gold, L.P. — Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gains on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$84,142	0.6	$(4,472)	(0.0)	*	$11,613	0.1		$(9,385)	(0.1)	$81,898
Currency	208,888	1.5	—	—		22,631	0.2		(8,381)	(0.1)	223,138
Financial	58,501	0.4	(3,435)	(0.0)	*	1,766	0.0	*	(12,373)	(0.1)	44,459
Food & Fiber	82,217	0.6	(436)	(0.0)	*	—	—		—	—	81,781
Indices	84,851	0.7	(38,227)	(0.3)		9,628	0.1		—	—	56,252
Metals	797,284	5.8	(2,926)	(0.0)	*	—	—		(144,925)	(1.1)	649,433
Livestock	41,020	0.3	(50)	(0.0)	*	—	—		—	—	40,970
Energy	54,905	0.4	(10,646)	(0.1)		—	—		(12,190)	(0.1)	32,069

Totals	$1,411,808	10.3	$(60,192)	(0.4)		$45,638	0.4		$(187,254)	(1.5)	$1,210,000

*	Due to rounding

Series A average* contract volume by market sector for the three months ended March 31, 2011:

	Average Number of	Average Number of	Average Value of	Average Value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	47	37	$150,228	$132,546

	Average Number	Average Number
	of Long	of Short
	Contracts	Contracts
Currency	624	29
Financial	859	248
Food & Fiber	38	4
Indices	455	207
Metals	304	77
Livestock	44	—
Energy	172	159

Totals	2,543	761

*	Based on quarterly holdings
Series A average* contract volume by market sector for the three months ended March 31, 2010:

	Average Number of	Average Number of	Average Value of	Average Value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	14	7	$6,773	$13,301

	Average Number of Long	Average Number of
	Contracts	Short Contracts
Currency	150	—
Financial	216	91
Food & Fiber	26	21
Indices	128	10
Metals	112	11
Livestock	—	4
Energy	45	21

Totals	691	165

Series A trading results by market sector:

	For the Three Months Ended March 31, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$56,190	$(65,021)	$(8,831)
Currency	(4,289)	(113,127)	(117,416)
Financial	(162,966)	(73,460)	(236,426)
Food & Fiber	32,787	(78,745)	(45,958)
Indices	(131,299)	(57,135)	(188,434)
Metals	838,805	(704,523)	134,282
Livestock	64,250	(5,330)	58,920
Energy	611,331	47,285	658,616

Total net trading gains (losses)	$1,304,809	$(1,050,056)	$254,753

	For the Three Months Ended March 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(3,614)	$4,067	$453
Currency	(77,970)	69,628	(8,342)
Financial	35,166	183,169	218,335
Food & Fiber	(44,315)	36,851	(7,464)
Indices	78,455	32,609	111,064
Metals	(388,527)	407,410	18,883
Livestock	(13,330)	1,080	(12,250)
Energy	3,791	175,055	178,846

Total net trading gains (losses)	$(410,344)	$909,869	$499,525

Superfund Gold, L.P. — Series B
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2011, is as follows:

	Statement of Assets		Liability
	and Liabilities	Asset Derivatives	Derivatives at
Type of Instrument	Location	at March 31, 2011	March 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$176,944	$—	$176,944

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(156,801)	(156,801)

Futures contracts	Futures contracts purchased & futures contacts sold	354,775	(137,725)	217,050

Totals		$531,719	$(294,526)	$237,193

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

	Statement of Assets	Asset Derivatives	Liability
	and Liabilities	at December 31,	Derivatives at
Type of Instrument	Location	2010	December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$128,830	$—	$128,830

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(22,603)	(22,603)

Futures contracts	Futures contracts purchased & futures contracts sold	1,560,975	(205,961)	1,355,014

Totals		$1,689,805	$(228,564)	$1,461,241

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2011:

			Net Change in
			Unrealized
	Location of Gain	Net Realized Gain	Appreciation
Derivatives not	(Loss) on	(Loss) on	(Depreciation) on
Designated as	Derivatives	Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign Exchange contracts	Net realized and unrealized gain (loss) on investments	$62,824	$(86,083)

Futures contracts	Net realized and unrealized gain (loss) on investments	1,461,634	(1,137,965)

Total		$1,524,458	$(1,224,048)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2010:

			Net Change in
			Unrealized
	Location of Gain	Net Realized Gain	Appreciation
Derivatives not	(Loss) on	(Loss) on	(Depreciation) on
Designated as	Derivatives	Derivatives	Derivatives
Hedging Instruments	Recognized in	Recognized in	Recognized in
under ASC 815	Income	Income	Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	$(185,191)	$75,393

Futures contracts	Net realized gain (loss) on futures and forward contracts	(1,063,236)	2,406,298

Total		$(1,248,427)	$2,481,691

Superfund Gold, L.P. — Series B gross and net unrealized gains and losses by long and short positions as of March 31, 2011:

	As of March 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of			% of		% of			% of	Net Unrealized
		Net			Net		Net			Net	Gain (Loss) on
	Gains	Assets		Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$175,509	1.4		$(12,750)	(0.1)	$1,435	0.0	*	$(144,051)	(1.1)	$20,143
Currency	273,186	2.1		(131,206)	(1.0)	—	—		—	—	141,980
Financial	114,209	0.9		(112,437)	(0.9)	—	—		(42,604)	(0.3)	(40,832)
Food & Fiber	740	0.0	*	(3,323)	(0.0) *	4,347	0.0	*	—	—	1,764
Indices	53,957	0.4		(15,360)	(0.1)	8,992	0.1		(50,511)	(0.4)	(2,922)
Metals	104,975	0.8		(96,769)	(0.7)	3,975	0.0	*	(45,088)	(0.3)	(32,907)
Livestock	40,580	0.3		—	—	—	—		—	—	40,580
Energy	127,607	1.0		(1,384)	(0.0) *	—	—		(16,836)	(0.1)	109,387

Totals	$890,763	6.9		$(373,229)	(2.8)	$18,749	0.1		$(299,090)	(2.2)	$237,193

*	Due to rounding
Superfund Gold, L.P. — Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gains on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$109,470	0.9	$(9,684)	(0.1)		$19,361	0.1		$(12,920)	(0.1)	$106,227
Currency	275,775	2.1	—	—		30,619	0.3		(11,175)	(0.1)	295,219
Financial	77,154	0.6	(4,683)	(0.0)	*	5,005	0.0	*	(16,742)	(0.1)	60,734
Food & Fiber	112,988	0.9	(519)	(0.0)	*	—	—		—	—	112,469
Indices	122,557	0.9	(55,116)	(0.4)		14,335	0.1		—	—	81,776
Metals	918,124	7.1	(3,319)	(0.0)	*	—	—		(209,213)	(1.6)	705,592
Livestock	51,590	0.4	(100)	(0.0)	*	—	—		—	—	51,490
Energy	79,714	0.6	(13,190)	(0.1)		—	—		(18,790)	(0.1)	47,734

Totals	$1,747,372	13.5	$(86,611)	(0.6)		$69,320	0.5		$(268,840)	(2.0)	$1,461,241

*	Due to rounding

Series B average* contract volume by market sector for the three months ended March 31, 2011:

	Average Number of	Average Number of	Average Value of	Average Value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	59	46	$213,669	$195,043

	Average Number of	Average Number of
	Long Contracts	Short Contracts
Currency	786	42
Financial	1068	386
Food & Fiber	54	2
Indices	611	232
Metals	326	109
Livestock	55	—
Energy	243	191

Totals	3,202	1,008

*	Based on quarterly holdings
Series B average* contract volume by market sector for the three months ended March 31, 2010:

	Average Number of	Average Number of	Average Value of	Average Value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	51	52	$332,466	$491,535

	Average Number of	Average Number of
	Long Contracts	Short Contracts
Currency	391	—
Financial	541	265
Food & Fiber	92	54
Indices	394	49
Metals	262	47
Livestock	—	14
Energy	151	71

Totals	1,882	552

*	Based on quarterly holdings
Series B trading results by market sector

	For the Three Months Ended March 31, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$62,824	$(86,083)	$(23,259)
Currency	(6,450)	(153,239)	(159,689)
Financial	(294,879)	(101,566)	(396,445)
Food & Fiber	49,360	(110,705)	(61,345)
Indices	(46,283)	(84,698)	(130,981)
Metals	785,531	(738,500)	47,031
Livestock	82,890	(10,910)	71,980
Energy	891,465	61,653	953,118

Total net trading gains	$1,524,458	$(1,224,048)	$300,410

	For the Three Months Ended March 31, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(185,191)	$75,393	$(109,798)
Currency	(281,530)	216,990	(64,540)
Financial	114,412	506,772	621,184
Food & Fiber	(73,236)	8,982	(64,254)
Indices	316,536	(70,105)	246,431
Metals	(1,076,599)	1,125,234	48,635
Livestock	(52,390)	8,110	(44,280)
Energy	(10,429)	610,315	599,886

Total net trading gains	$(1,248,427)	$2,481,691	$1,233,264

5. Due from/to brokers
Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of March 31, 2011 and December 31, 2010, there were no amounts due to brokers.
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

8. Financial highlights
Financial highlights for the period January 1 through March 31, 2011 are as follows:

	2011
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	(0.52)%	0.0%	0.0%	0.5%
Incentive fees	0.0%	0.01%	0.02%	0.6%

Total return after incentive fees	(0.52)%	(0.01)%	(0.02)%	(0.1)%

Ratios to average partners’ capital*
Operating expenses before incentive fees	7.1%	5.0%	7.9%	5.8%
Incentive fees	0.0%	0.1%	0.2%	0.6%

Total expenses	7.1%	5.1%	8.1%	6.4%

Net investment loss*	(7.0)%	(5.0)%	(7.8)%	(5.8)%

Net asset value per unit, beginning of period	$1,566.65	$1,671.00	$1,351.21	$1,389.80
Net investment loss	(26.26)	(20.75)	(25.99)	(21.13)
Net gain on investments	18.09	19.52	24.93	25.89

Net asset value per unit, end of period	$1,558.48	$1,669.77	$1,350.15	$1,394.56

Other per Unit information:
Net increase in net assets from operations per Unit based upon weighted average Number of Units during period)	$1.12	$2.61	$4.58	$8.44

Net increase in net assets from operations per Unit (based upon weighted average Number of Unites during period)	$(8.17)	$(1.23)	$(1.06)	$4.76

*	Annualized for periods less than a year
Financial highlights for the period January 1 through March 31, 2010 are as follows:

	2010
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	6.1%	6.6%	9.6%	10.2%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	6.1%	6.6%	9.6%	10.2%

Ratios to average partners’ capital*
Operating expenses before incentive fees	7.6%	5.6%	9.0%	7.0%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	7.6%	5.6%	9.0%	7.0%

Net investment loss*	(7.1)%	(5.6)%	(9.0)%	(6.9)%

Net asset value per unit, beginning of period	$1,056.90	$1,111.40	$873.68	$886.92
Net investment loss	(18.44)	(15.38)	(18.95)	(14.90)
Net gain on investments	83.21	88.18	102.98	105.10

Net asset value per unit, end of period	$1,121.67	$1,184.20	$957.71	$977.12

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$79.42	$93.00	$93.30	$100.09

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$64.77	$72.80	$84.03	$90.20

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
For the Fund, gross unrealized gains and losses related to exchange-traded futures were $1,337,682 and $977,564, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $308,573 and $271,554, respectively, at March 31, 2011.
For Series A, gross unrealized gains and losses related to exchange-traded futures were $605,114 and $462,046, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $131,629 and $114,753, respectively, at March 31, 2011.
For Series B, gross unrealized gains and losses related to exchange-traded futures were $732,568 and $515,518, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $176,944 and $156,801, respectively, at March 31, 2011.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., MF Global Inc., and Rosenthal Collins Group, L.L.C.
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
The majority of these futures and forwards mature within one year of March 31, 2011. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
10. Subscriptions and redemptions
Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscription funds are required to be promptly transmitted to HSBC Bank USA, as escrow agent. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or subscription funds are returned.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended March 31, 2011, subscriptions totaling $3,510,976 in the Fund have been accepted and redemptions over the same period totaled $3,148,679. For the quarter ended March 31, 2011, subscriptions totaling $1,883,430 in Series A-1, $673,915 in Series A-2, $821,631 in Series B-1, and $132,000 in Series B-2 have been accepted and redemptions over the same period totaled $1,651,658 in Series A-1, $574,233 in Series A-2, $480,127 in Series B-1 and $442,661 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward markets using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2011
Series A:
Net results for the quarter ended March 31, 2011, were a loss of 0.52% in net asset value for Series A-1 and a loss of 0.07% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $13,757. This increase consisted of interest income of $2,245, trading gains of $254,753, and total expenses of $243,241. Expenses included $83,865 in management fees, $27,955 in operating expenses, $58,922 in selling commissions, $68,990 in brokerage commissions, $1,619 in incentive fees and $1,890 in other expenses. At March 31, 2010, the net asset value per Unit of Series A-1 was $1,558.48, and the net asset value per Unit of Series A-2 was $1,669.77.
Series B:
Net results for the quarter ended March 31, 2011, were a loss of 0.08% in net asset value for Series B-1 and a loss of 0.34% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $60,251. This increase consisted of interest income of $2,454, trading gains of $300,410, and total expenses of $242,613. Expenses included $74,013 in management fees, $24,668 in operating expenses, $40,569 in selling commissions, $88,520 in brokerage commissions, $11,937 in incentive fees and $2,906 in other expenses. At March 31, 2010, the net asset value per Unit of Series B-1 was $1,350.15, and the net asset value per Unit of Series B-2 was $1,394.56.
Fund results for 1st Quarter 2011:
In March, the Fund’s allocation to global equity markets underperformed as a sharp countertrend reversal following the disaster in Japan produced losses for the Fund’s strategies. Equity markets opened the month moving sideways as the reemergence of sovereign debt and inflation worries in Europe offset steady expansion in global manufacturing. From there the Nikkei plunged 25.0% on panic-induced selling following the events of March 11th. Results for the Fund’s models experienced losses as most leading indices participated in the selloff as risk appetite abated. Equities quickly recovered as the focus shifted to the growth to be generated by rebuilding Japan. Nikkei futures finished only 7.7% lower on the month while shares in South Korea and Hong Kong finished 9.1% and 0.9% higher, respectively, on the belief that these markets are well positioned to fill the temporary void left by the decimated Japanese manufacturing sector. U.S. equity markets also experienced small gains as macroeconomic data continued on a positive trajectory. A mixture of long and short positions in equity markets led the Fund to an overall loss. The Fund’s positions in the bond sector experienced gains in March despite volatile market conditions as geopolitical instability in Libya and Japan and financial instability in Europe led investors to the relative safety of treasuries. Positions in Japanese government 10-year bonds experienced gains as the market opened the month near unchanged before rallying sharply in response to a nearly 20.0% washout in equities following the disaster. The Fund experienced losses in German bund futures as the market finished lower on news of improving employment, factory orders and retail sales. Meanwhile, the sovereign debt situation continued to evolve amid several debt downgrades of peripheral states, prompting investors to demand more yield to hold German debt even as European Union leaders agreed to an expanded bailout package for troubled states. Results in U.S. bonds also experienced losses in turbulent trading activity as strong economic prospects offset geopolitical safe haven buying. A mixture of long and short bond positions led the Fund to an overall gain on the month. The Fund’s currency positions experienced gains in March as interest rate expectations and unsettling geopolitical developments dominated trading activity. June euro futures advanced 2.9% despite debt downgrades of Greece, Portugal and Spain as the European Central Bank chairman continued to express the need for extreme vigilance with respect to the growing threat of inflation. The Swiss franc benefitted as investors sought shelter from the U.S.’s quantitative easing and Europe’s sovereign debt troubles. The yen rose over 4.0% following the catastrophic earthquake, amid expectations for a massive repatriation of capital to rebuild the stricken nation. However, in the first coordinated G7 intervention since the 2000 support for the euro, central bankers crushed the rally on March 18th, leading to a loss of 1.6% on the month. The Mexican peso outperformed as the oil producing nation saw slowing inflation complimented by expectations for continuing strong gross domestic product growth. A mixture of long and short currency positions led the Fund to an overall gain on the month. June gold contracts finished a choppy month with a 2.0% gain as the trend of a shift from improving macroeconomic results to inflation risks continued. Daily reminders of rising food costs fuelled the inflation story and, according to the United Nations, food costs posted record highs in February after rising 25.0% in 2010. Gold experienced a mid-month correction of 4.4% following the catastrophe in Japan as investors moved out of risk assets. However, the market closed strong as European Central Bank rate hike expectations pressured the U.S. dollar to a loss of 1.5% on the month. These factors produced an overall gain for the Fund’s perpetual long gold futures position.
In February, the Fund’s allocation to equity markets performed well in February as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and

U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the Reserve Bank of Australia chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after Consumer Price Index (“CPI”) readings showed that prices were increasing at a 4.0% annualized rate, the highest level since fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in West Texas Intermediate (“WTI”) crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil, and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya, and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breach of the $4 btu level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month. The Fund experienced gains in April gold contracts, which finished the month 5.6% higher as the market’s focus shifted from improving economic results to inflation risks. Gold rallied early as China responded aggressively to its inflation challenges with interest rate and reserve requirement hikes. While the unrest in Egypt subsided relatively peacefully, matters took a more violent turn in Bahrain, and Libya as rising food costs exacerbated widespread discontent, fuelling skyrocketing energy markets which posed even greater inflation risks and support for gold. These factors produced an overall gain for the Fund’s perpetual long gold futures position.
In January, the Fund’s allocation to global equities finished mixed in January as disappointing performances in several peripheral markets offset steady trends in major indices. In Europe, several past laggards, including Greece, Italy and Spain finished the month 13.9%, 9.2% and 10.2% higher, respectively, as heavy European Community Bank participation in secondary market debt auctions and plans for a comprehensive debt relief structure reassured investors. Small gains on positions in Germany’s DAX, France’s CAC40 and the Amsterdam EOE Index, which finished 2.5%, 5.1% and 1.3% higher, respectively, offset losses in the sector as several core European economies improved. U.S. equities pressed higher as improving employment figures and solid consumer demand elevated corporate earnings. The Fund experienced early losses in Australia’s SPI as epic flooding cut into 2011 gross domestic product prospects. Chinese H-Shares reversed lower late in the month to the Fund’s detriment as authorities continued to struggle with inflation. Overall, a mixture of long and short stock indices positions led the Fund to an overall loss. The Fund’s allocation to global bond markets underperformed in January as investors exited safe haven assets in response to improving global economic conditions. The Fund experienced losses in its Japanese government bond positions as large auctions and generally poor economic performance resulted in a ratings agency debt downgrade, encouraging investors to put money to work outside the country. In Europe, investors sold bund and bobl futures as Euro-zone industrial production readings easily surpassed expectations. Additionally, positive dialogue from various heads of state regarding a comprehensive crisis solution was backed up by aggressive European Community Bank purchases of Italian, Portuguese, and Spanish debt in secondary markets, ensuring successful auctions for the embattled countries. In the U.S., performance suffered in choppy countertrend action as bond and note futures moved sideways to slightly higher as the Quantitative Easing 2 program persisted in spite of rising inflation concerns in the rest of the world. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund experienced losses in the interest rates sector as European short rates reversed sharply from December’s strong close. While the European Community Bank left rates unchanged in January, their policy minutes emphasized vigilance over price stability in the midst of rising commodity prices. Policy makers also noted that uncertainty remains elevated and some financial institutions still face the threat of balance sheet adjustments despite positive underlying momentum in the economy. They also stressed the need for Euro members to reduce debt-to-gross domestic product ratios. Short rate futures in the U.S. finished near their highs as early weakness associated with a strong employment report was offset by staunchly accommodative Federal Reserve monetary policy. Their focus, in contrast to the European Community Bank, continues to be focused on growth and full employment at the expense of inflation. Meanwhile, Australian short rate futures moved higher to the Fund’s benefit as epic flooding cut into 2011 gross domestic product estimates, thereby reducing prospects for previously expected rate hikes. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund’s allocation to currency markets underperformed in January as the euro and British pound finished 2.4% and 2.8% higher against the U.S. dollar, respectively, and euro-zone regionals reversed late 2010 losses. Early month news that Japan would buy distressed sovereign debt and strong European Community Bank secondary market participation in Portugal, Spain, and Italian bond auctions provided support to these recently battered economies. As confidence in the euro improved, investors moved out of the Swiss franc, which finished 0.9% lower atainst the U.S. dollar, and back into risk plays in Hungary and Poland, which finished 5.4% and 4.1% higher, respectively, resulting in losses for the Fund. The Australian dollar finished 2.1% lower against the U.S. dollar as flood damage triggered a one-time levy, which tempered 2011 growth estimates and rate hike expectations. The Fund experienced losses in the yen following a credit rating downgrade as Japan’s huge debt load and limited policy options unnerved investors. Gains in the Mexican peso, which finished 1.8% higher against the U.S. dollar, offset some losses in the sector as the peso rallied on prospects for a sustained U.S. economic recovery. The Fund’s mixture of long and short currency positions led to an overall loss on the month. The Fund experienced losses in the metals sector in January as gold and silver futures traded sharply lower amid growing optimism that the global economic recovery is gaining momentum. April gold finished with a loss of 6.2% as strong early month U.S. employment figures and ebbing contagion fears in Europe limited investors’ appetite for the alternative asset. March silver finished the month 8.8% lower in correlated action. The Fund’s allocation to industrial metals also suffered. The Fund’s positions in March Comex copper were stopped out after a 6.0% intra-month decline due to China raising its reserve requirement in response to elevated gross domestic product and CPI reports. Fears that China would take more aggressive measures to limit growth led to losses in London aluminum, lead, and zinc as several Chinese banks were forced to cease lending for the remainder of the month. A mixture of long and short metals positions led the Fund to an overall loss on the month. The Fund’s allocation to global energy markets produced positive returns in January as economic, logistical, and geopolitical factors underpinned values. Strong U.S. employment figures and a pipeline shutdown in Alaska supported the Fund’s New York crude oil positions early in the month. However, elevated Chinese gross domestic product and CPI readings precipitated another reserve requirement hike while increasing expectations for additional measures to slow their economy. This scenario, along with a bearish U.S. inventory report, contributed to losses for the Fund amid an 8.0% drop from intra-month highs. Long positions in brent crude finished 6.6% higher, surpassing $100 per barrel following a reversal in European demand expectations, an accident in the North Sea which idled 200k barrels of production, and heightening unrest in Egypt. Front-month heating oil surged as well, adding 7.4% as exceptionally cold weather gripped the northern hemisphere, providing excellent returns for the Fund. A mixture of long and short energy positions led the Fund to an overall gain on the month.
For the first quarter of 2011, the most profitable market group overall was the energy sector while the greatest losses were attributable to positions in the stock indices sector.
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

Fund results for 1st Quarter 2010:
In March, the Fund saw excellent results in the equities sector as global stock markets throughout the world surged. Rising business confidence in Germany propelled the DAX to a gain of 9.7%, while Italy’s MIB40, Spain’s IBEX, and Poland’s WIG20 finished up 8.5%, 4.8% and 12.6%, respectively. In Asia, Japan’s Nikkei finished up 10.3%, and in the U.S., the S&P 500 and the Dow finished up 6.0% and 5.3%, respectively. A mixture of long and short positions in the stock indices sector led to a gain for the Fund for the month. The Fund continued to experience significant gains from its energy positions as global economic strength propelled crude oil demand expectations higher while warm weather and inflated inventories extended the downtrend in natural gas prices. Front-month crude oil futures finished up 4.7% on the month. The U.S. increased the number of natural gas rigs to 941, up 16.0% from a year earlier. These factors, combined with a mild weather forecast, sent front-month natural gas down, finishing 19.6% lower on the month. A mixture of long and short positions in the energy sector led to a gain for the Fund for the month. The Fund also experienced positive results in its long metals positions as base metals surged despite the stronger U.S. dollar. London copper finished 8.4% higher as exchange inventories fell for most of the month. London nickel rose to its highest level since June 2008, finishing 17.9% higher. The Fund’s long positions in the metals sector resulted in an overall gain for the month. Front-month gold futures experienced sideways price action during the month of March and closed with a slight decline in U.S. dollar terms. In relation to the euro, the rally in gold futures continued and reached another record high as the worries regarding the European sovereign debt crisis widened.
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
In January, global equities continued to trend higher but reversed sharply by month’s end. In the U.S., the Dow and Nasdaq Composite Index finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the United Kingdom’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the U.S. dollar following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively against the U.S. dollar. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7.0% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17.0%, while lead and copper lost 17.1% and 9.0%, respectively, on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month. Front-month gold futures ended the month of January down 1.35% as the U.S. dollar appreciated amid widespread deleveraging, which decreased the buying of gold as an alternative investment. The combination of the Chinese moving to limit excessive growth in their economy and the U.S. government’s planned initiative to ban proprietary trading by U.S. banks contributed to the decline.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2011 and December 31, 2010.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
ASU 2010-06
In January 2010, FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The Fund has adopted ASU 2010-06 effective for reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have any impact on the Fund’s results of operations, financial condition or cash flows, as the Fund has not had any transfers in or out of Level 1 or 2 categories, nor does it hold Level 3 assets or liabilities. The amendments effective for fiscal years beginning after December 15, 2010 did not have any impact on the Fund’s results of operations, financial condition or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4. CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each series individually, as well as the Fund as a whole.
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
ITEM 1A. RISK FACTORS
Not required.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	There were no sales of unregistered securities during the quarter ended March 31, 2011.

(b)	Updated information required by Item 701(f) of Regulation S-K:
(1)	The use of proceeds information is being disclosed for Registration Statement No. 333-151632 declared effective on February 17, 2009.

(4)	(iv) As of March 31, 2011, the Fund sold $10,681,973 of Series A-1 Units, $2,708,662 of Series A-2 Units, $9,396,539 of Series B-1 Units, and $3,796,611 of Series B-2 Units.

(v)	As of March 31, 2011, the Fund incurred expenses for the account of the Fund totaling $2,893,354 of which $2,432,025 was paid to Superfund Capital Management and $461,329 was paid to Superfund USA.

(vi)	Net offering proceeds to the Fund as of March 31, 2011 were $19,893,820.

(vii)	As of March 31, 2011, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with Superfund Capital Management’s trading program totaled $19,893,820.
(c)	Pursuant to the Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2011:
Series A-1:

		Net Asset Value per Unit
Month	Units Redeemed	($)
January 31, 2011	14.944	1415.38
February 28, 2011	28.007	1548.38
March 31, 2011	1,018.392	1558.48

Total	1061.343

Series A-2:

		Net Asset Value per Unit
Month	Units Redeemed	($)
January 31, 2011	49.090	1512.18
February 28, 2011	0.000	1656.17
March 31, 2011	299.442	1669.77

Total	348.532

Series B-1:

		Net Asset Value per Unit
Month	Units Redeemed	($)
January 31, 2011	23.894	1199.65
February 28, 2011	129.382	1336.66
March 31, 2011	206.289	1350.15

Total	359.565

Series B-2:

		Net Asset Value per Unit
Month	Units Redeemed	($)
January 31, 2011	17.617	1235.97
February 28, 2011	0.000	1378.31
March 31, 2011	301.807	1394.56

Total	319.424

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

Date: May 16, 2011	SUPERFUND GOLD, L.P. (Registrant)
	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1