Form 10-Q
period 2011-06-30
SUPERFUND GOLD, L.P.
filed 2011-08-15
CIK 1433147

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold L.P. Series B are included in Item 1:

Page
Unaudited Financial Statements: Superfund Gold, L.P.
Statements of Assets and Liabilities as of June 30, 2011 and December 31, 2010	3

Condensed Schedule of Investments as of June 30, 2011	4

Condensed Schedule of Investments as of December 31, 2010	5

Statements of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010	6

Statements of Changes in Net Assets for the Six Months Ended June 30, 2011 and June 30, 2010	7

Statement of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010	8

Unaudited Financial Statements: Superfund Gold, L.P. — Series A
Statements of Assets and Liabilities as of June 30, 2011 and December 31, 2010	9

Condensed Schedule of Investments as of June 30, 2011	10

Condensed Schedule of Investments as of December 31, 2010	11

Statements of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010	12

Statements of Changes in Net Assets for the Six Months Ended June 30, 2011 and June 30, 2010	13

Statement of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010	14

Unaudited Financial Statements: Superfund Gold, L.P. — Series B
Statements of Assets and Liabilities as of June 30, 2011 and December 31, 2010	15

Condensed Schedule of Investments as of June 30, 2011	16

Condensed Schedule of Investments as of December 31, 2010	17

Statements of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010	18

Statements of Changes in Net Assets for the Six Months Ended June 30, 2011 and June 30, 2010	19

Statements of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010	20

Notes to Unaudited Financial Statements as of and for the Three and Six Months ended June 30, 2011	21-45
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
U.S. Government securities, at fair value (amortized cost of $10,599,302 and $9,598,087 as of June 30, 2011 and December 31, 2010, respectively)	$10,599,302	$9,598,087

Due from brokers	14,658,840	12,805,431

Futures contracts purchased	307,567	2,832,921

Unrealized appreciation on open forward contracts	60,732	224,585

Cash	2,898,811	3,630,425

Due from affiliate	—	5,599

Total assets	28,525,252	29,097,048

LIABILITIES

Unrealized depreciation on open forward contracts	53,056	36,460

Futures contracts sold	209,494	349,805

Subscriptions received in advance	445,397	1,289,417

Redemptions payable	1,803,062	236,327

Due to affiliate	12,685	—

Incentive fee	—	409,223

Management fee	52,135	51,406

Fees payable	51,352	49,185

Total liabilities	2,627,181	2,421,823

NET ASSETS	$25,898,071	$26,675,225

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of June 30, 2011

		Percentage of
Debt Securities United States, at fair value	Face Value	Net Assets	Fair Value
United States Treasury Bills due August 25, 2011 (amortized cost $10,599,302), securities are held in margin accounts as collateral for open futures and forwards	$10,600,000	40.9%	$10,599,302

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.2	60,732

Total unrealized appreciation on forward contracts		0.2	60,732

Unrealized depreciation on forward contracts
Currency		(0.2)	(53,056)

Total unrealized depreciation on forward contracts		(0.2)	(53,056)

Total forward contracts, at fair value		0.0 *%	$7,676

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3%	$86,321
Financial		0.7	180,151
Food & Fiber		0.3	78,415
Indices		1.1	274,864
Livestock		(0.0) *	(3,780)
Metals		(1.2)	(308,404)

Total futures contracts purchased		1.2	307,567

Futures contracts sold
Currency		0.1	24,513
Energy		(0.7)	(177,089)
Financial		0.1	24,811
Food & Fiber		(0.0) *	(10,130)
Indices		(0.2)	(61,188)
Livestock		0.0 *	400
Metals		(0.0) *	(10,811)

Total futures contracts sold		(0.8)	(209,494)

Total futures contracts, at fair value		0.4%	$98,073

Futures and forward contracts by country composition
Australia		0.4%	$105,258
European Monetary Union		0.5	129,641
Great Britain		0.4	110,572
Japan		0.3	72,500
United States		(1.5)	(375,814)
Other		0.2	63,592

Total futures and forward contracts by country		0.4%	$105,749

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2010

		Percentage of
Debt Securities United States, at fair value	Face Value	Net Assets	Fair Value
United States Treasury Bills due February 24, 2011 (amortized cost $9,598,087), securities are held in margin accounts as collateral for open futures and forwards
	$9,600,000	36.0%	$9,598,087

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.8	224,585

Total unrealized appreciation on forward contracts		0.8	224,585

Unrealized depreciation on forward contracts
Currency		(0.1)	(36,460)

Total unrealized depreciation on forward contracts		(0.1)	(36,460)

Total forward contracts, at fair value		0.7%	$188,125

Futures contracts, at fair value
Futures contracts purchased
Currency		1.9%	$484,663
Energy		0.4	110,783
Financial		0.5	127,537
Food & Fiber		0.7	194,250
Indices		0.4	114,065
Livestock		0.3	92,460
Metals
233 contracts of CMX Gold expiring February 2011		4.0	1,067,060
Other		2.4	642,103

Total Metals		6.4	1,709,163

Total futures contracts purchased		10.6	2,832,921

Futures contracts sold
Currency		0.1	33,694
Energy		(0.1)	(30,980)
Financial		(0.1)	(22,344)
Indices		0.1	23,963
Metals		(1.3)	(354,138)

Total futures contracts sold		(1.3)	(349,805)

Total futures contracts, at fair value		9.3%	$2,483,116

Futures and forward contracts by country composition
Australian		0.0%*	$3,134
European Monetary Union		0.3	81,278
Great Britain		0.3	72,763
Japan		0.8	210,666
United States		6.4	1,729,526
Other		2.2	573,874

Total futures and forward contracts by country		10.0%	$2,671,241

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment income
Interest income	$3,714	$571	$8,413	$1,052
Other Income	—	—	—	5,599

Total income	3,714	571	8,413	6,651

Expenses
Brokerage commissions	137,497	132,051	295,007	252,232
Management fee	170,000	104,246	327,878	187,311
Selling commission	109,469	68,427	208,960	123,380
Incentive fee	635,383	29,803	648,939	29,803
Operating expenses	56,667	34,749	109,290	62,437
Other	4,369	660	9,165	856

Total expenses	1,113,385	369,936	1,599,239	656,019

Net investment loss	(1,109,671)	(369,365)	(1,590,826)	(649,368)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	1,319,934	1,899,211	4,149,201	240,440
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(291,388)	(928,523)	(2,565,492)	2,463,037

Net gain on investments	1,028,546	970,688	1,583,709	2,703,477

Net increase (decrease) in net assets from operations	$(81,125)	$601,323	$(7,117)	$2,054,109

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2011	2010
Increase (decrease) in net assets from operations
Net investment loss	$(1,590,826)	$(649,368)
Net realized gain on futures and forward contracts	4,149,201	240,440
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,565,492)	2,463,037

Net increase (decrease) in net assets from operations	(7,117)	2,054,109

Capital share transactions
Issuance of Units	5,889,045	5,815,221
Redemption of Units	(6,659,082)	(4,384,036)

Net increase (decrease) in net assets from capital share transactions	(770,037)	1,431,185

Net increase (decrease) in net assets	(777,154)	3,485,294

Net assets, beginning of period	26,675,225	12,153,932

Net assets, end of period	$25,898,071	$15,639,226

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(7,117)	$2,054,109
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(20,246,385)	(12,845,935)
Maturities of U.S. government securities	19,250,000	11,300,000
Amortization of discounts and premiums	(4,830)	(2,579)
Due from brokers	(1,853,409)	(2,140,614)
Due from affiliate	5,599	(5,599)
Unrealized appreciation on open forward contracts	163,853	63,183
Unrealized depreciation on open forward contracts	16,596	(119,432)
Futures contracts purchased	2,525,354	(2,437,374)
Futures contracts sold	(140,311)	30,586
Incentive fee	(409,223)	—
Due to affiliate	12,685	—
Management fees payable	729	11,476
Fees payable	2,167	11,598

Net cash used in operating activities	(684,292)	(4,080,581)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	5,045,025	4,741,411
Redemptions, net of change in redemptions payable	(5,092,347)	(1,767,818)

Net cash provided by (used in) financing activities	(47,322)	2,973,593

Net decrease in cash	(731,614)	(1,106,988)

Cash, beginning of period	3,630,425	2,672,099

Cash, end of period	$2,898,811	$1,565,111

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
U.S. Government securities, at fair value (amortized cost of $5,349,646 and $4,949,019 as of June 30, 2011 and December 31, 2010, respectively)	$5,349,646	$4,949,019

Due from brokers	7,899,947	6,513,798

Futures contracts purchased	120,024	1,271,946

Unrealized appreciation on open forward contracts	27,856	95,755

Cash	2,588,775	2,215,532

Due from affiliate	—	5,599

Total assets	15,986,248	15,051,649

LIABILITIES

Unrealized depreciation on open forward contracts	23,872	13,857

Futures contracts sold	95,012	143,844

Subscriptions received in advance	394,900	882,330

Redemptions payable	284,204	42,447

Incentive fee	—	198,986

Management fee	29,012	26,272

Fees payable	30,563	27,222

Total liabilities	857,563	1,334,958

NET ASSETS	$15,128,685	$13,716,691

Superfund Gold, L.P. Series A-1 Net Assets	$12,227,807	$10,835,030

Number of Units outstanding	7,816.955	6,916.044

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,564.27	$1,566.65

Superfund Gold, L.P. Series A-2 Net Assets	$2,900,878	$2,881,661

Number of Units outstanding	1,723.963	1,724.508

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,682.68	$1,671.00

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of June 30, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 25, 2011 (amortized cost $5,349,646), securities are held in margin accounts as collateral for open futures and forwards	$5,350,000	35.4%	$5,349,646

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.2	27,856

Total unrealized appreciation on forward contracts		0.2	27,856

Unrealized depreciation on forward contracts
Currency		(0.2)	(23,872)

Total unrealized depreciation on forward contracts		(0.2)	(23,872)

Total forward contracts, at fair value		0.0 *%	$3,984

Futures contracts, at fair value
Futures Contracts Purchased
Currency		0.3%	$38,115
Financial		0.5	82,742
Food & Fiber		0.2	35,118
Indices		0.9	133,145
Livestock		(0.0) *	(1,700)
Metals		(1.1)	(167,396)

Total futures contracts purchased		0.8	120,024

Futures Contracts Sold
Currency		0.1	11,300
Energy		(0.5)	(82,339)
Financial		0.1	11,159
Food & Fiber		(0.0) *	(5,060)
Indices		(0.2)	(24,644)
Livestock		0.0 *	80
Metals		(0.0) *	(5,508)

Total futures contracts sold		(0.5)	(95,012)

Total futures contracts, at fair value		0.3%	$25,012

Futures and forward contracts by country composition
Australia		0.3%	$47,812
European Monetary Union		0.4	64,506
Great Britain		0.4	52,458
Japan		0.2	35,554
United States		(1.3)	(202,857)
Other		0.3	31,523

Total futures and forward contracts by country		0.3%	$28,996

*	Due to rounding
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
	$4,950,000	36.1%	$4,949,019

Futures Contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	95,755

Total unrealized appreciation on forward contracts		0.7	95,755

Unrealized depreciation on forward contracts
Currency		(0.1)	(13,857)

Total unrealized depreciation on forward contracts		(0.1)	(13,857)

Total forward contracts, at fair value		0.6%	$81,898

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		1.5%	$208,888
Energy		0.3	44,259
Financial		0.4	55,066
Food & Fiber		0.6	81,781
Indices		0.4	46,624
Livestock		0.3	40,970
Metals
116 contracts of CMX Gold expiring February 2011		3.9	528,140
Other		1.9	266,218

Total Metals		5.8	794,358

Total futures contracts purchased		9.3	1,271,946

Futures Contracts Sold
Currency		0.1	14,250
Energy		(0.1)	(12,190)
Financial		(0.1)	(10,607)
Indices		0.1	9,628
Metals		(1.1)	(144,925)

Total futures contracts sold		(1.1)	(143,844)

Total futures contracts, at fair value		8.2%	$1,128,102

Futures contracts by country composition
Australia		0.0%*	$1,134
European Monetary Union		0.2	32,375
Great Britain		0.2	30,179
Japan		0.7	92,656
United States		5.9	808,405
Other		1.8	245,251

Total futures contracts by country		8.8%	$1,210,000

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment income
Interest income	$1,790	$718	$4,035	$920
Other income	—	—		5,599

Total income	1,790	718	4,035	6,519

Expenses
Brokerage commissions	59,814	36,962	128,804	67,968
Management fee	90,402	41,546	174,267	71,958
Selling commission	64,176	28,747	123,098	50,174
Incentive fee	241,830	29,803	243,449	29,803
Operating expenses	30,134	13,849	58,089	23,986
Other	1,563	34	3,453	46

Total expenses	487,919	150,941	731,160	243,935

Net investment loss	(486,129)	(150,223)	(727,125)	(237,416)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	610,192	717,670	1,915,001	307,326
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(130,948)	(46,317)	(1,181,004)	863,552

Net gain on investments	479,244	671,353	733,997	1,170,878

Net increase (decrease) in net assets from operations	$(6,885)	$521,130	$6,872	$933,462

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series A-1*	$(4.36)	$85.33	$(3.22)	$165.01

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series A-1	$5.79	$79.42	$(2.38)	$144.19

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series A-2**	$14.80	$88.26	$17.02	$180.54

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series A-2	$12.90	$88.03	$11.68	$160.83

*	Weighted average number of Units outstanding for Series A-1 for the Three Months Ended June 30, 2011 and June 30, 2010: 7,646.91 and 4,774.91, respectively; and for the Six Months Ended June 30, 2011 and June 30, 2010: 7,691.16 and 4,404.14, respectively.

**	Weighted average number of Units outstanding for Series A-2 for the Three Months Ended June 30, 2011 and June 30, 2010: 1,817.26 and 1,287.93, respectively; and for the Six Months Ended June 30, 2011 and June 30, 2010: 1,864.83 and 1,145.08, respectively.
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2011	2010
Increase in net assets from operations
Net investment loss	$(727,125)	$(237,416)
Net realized gain on futures and forward contracts	1,915,001	307,326
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(1,181,004)	863,552

Net increase in net assets from operations	6,872	933,462

Capital share transactions
Issuance of Units	4,206,104	4,044,566
Redemption of Units	(2,800,982)	(843,733)

Net increase in net assets from capital share transactions	1,405,122	3,200,833

Net increase in net assets	1,411,994	4,134,295

Net assets, beginning of period	13,716,691	3,434,355

Net assets, end of period	$15,128,685	$7,568,650

Series A-1 Units, beginning of period	6,916.044	2,388.395
Issuance of Series A-1 Units	2,164.860	3,204.224
Redemption of Units	(1,263.949)	(693.332)

Series A-1 Units, end of period	7,816.955	4,899.287

Series A-2 Units, beginning of period	1,724.508	818.846
Issuance of Series A-2 Units	495.189	514.221
Redemption of Units	(495.734)	(9.270)

Series A-2 Units, end of period	1,723.963	1,323.797

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES A
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net increase in net assets from operations	$6,872	$933,462
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:

Changes in operating assets and liabilities:
Purchases of U.S. government securities	(10,248,163)	(4,748,455)
Maturities of U.S. government securities	9,850,000	3,350,000
Amortization of discounts and premiums	(2,464)	(919)
Due from brokers	(1,386,149)	(1,740,861)
Due from affiliate	5,599	(5,599)
Unrealized appreciation on open forward contracts	67,899	(2,406)
Unrealized depreciation on open forward contracts	10,015	8,679
Futures contracts purchased	1,151,922	(875,649)
Futures contracts sold	(48,832)	5,824
Incentive Fee	(198,986)	—
Management fees payable	2,740	7,821
Fees payable	3,341	8,246

Net cash used in operating activities	(786,206)	(3,059,857)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	3,718,674	3,279,386
Redemptions, net of change in redemptions payable	(2,559,225)	(818,556)

Net cash provided by financing activities	1,159,449	2,460,830

Net increase (decrease) in cash	373,243	(599,027)

Cash, beginning of period	2,215,532	1,739,581

Cash, end of period	$2,588,775	$1,140,554

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES
as of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
U.S. Government securities, at fair value, (amortized cost of $5,249,656 and $4,649,068 as of June 30, 2011 and December 31, 2010, respectively)
	$5,249,656	$4,649,068

Due from brokers	6,758,893	6,291,633

Futures contracts purchased	187,543	1,560,975

Unrealized appreciation on open forward contracts	32,876	128,830

Cash	310,036	1,414,893

Total assets	12,539,004	14,045,399

LIABILITIES

Unrealized depreciation on open forward contracts	29,184	22,603

Futures contracts sold	114,482	205,961

Subscriptions received in advance	50,497	407,087

Redemptions payable	1,518,858	193,880

Due to affiliate	12,685	—

Incentive fee	—	210,237

Management fee	23,123	25,134

Fees payable	20,789	21,963

Total liabilities	1,769,618	1,086,865

NET ASSETS	$10,769,386	$12,958,534

Superfund Gold, L.P. Series B-1 Net Assets	$6,429,726	$7,815,597

Number of Units outstanding	4,815.307	5,784.122

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$1,335.27	$1,351.21

Superfund Gold, L.P. Series B-2 Net Assets	$4,339,660	$5,142,937

Number of Units outstanding	3,133.151	3,700.480

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,385.08	$1,389.80

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of June 30, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 25, 2011 (amortized cost $5,249,656), securities are held in margin accounts as collateral for open futures and forwards	$5,250,000	48.7%	$5,249,656

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.3	32,876

Total unrealized appreciation on forward contracts		0.3	32,876

Unrealized depreciation on forward contracts
Currency		(0.3)	(29,184)

Total unrealized depreciation on forward contracts		(0.3)	(29,184)

Total forward contracts, at fair value		0.0 *%	$3,692

Futures contracts, at fair value
Futures contracts purchased
Currency		0.4%	$48,206
Financial		0.9	97,409
Food & Fiber		0.4	43,297
Indices		1.3	141,719
Livestock		(0.0) *	(2,080)
Metals		(1.3)	(141,008)

Total futures contracts purchased		1.7	187,543

Futures contracts sold
Currency		0.1	13,213
Energy		(0.9)	(94,750)
Financial		0.1	13,652
Food & Fiber		(0.0) *	(5,070)
Indices		(0.3)	(36,544)
Livestock		0.0 *	320
Metals		(0.0) *	(5,303)

Total futures contracts sold		(1.0)	(114,482)

Total futures contracts, at fair value		0.7%	$73,061

Futures and forward contracts by country composition
Australia		0.5%	$57,446
European Monetary Union		0.6	65,135
Great Britain		0.5	58,114
Japan		0.3	36,946
United States		(1.6)	(172,957)
Other		0.4	32,069

Total futures and forward contracts by country		0.7%	$76,753

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS
as of December 31, 2010

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $4,649,068), securities are held in margin accounts as collateral for open futures and forwards	$4,650,000	35.9%	$4,649,068

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.0	128,830

Total unrealized appreciation on forward contracts		1.0	128,830

Unrealized depreciation on forward contracts
Currency		(0.2)	(22,603)

Total unrealized depreciation on forward contracts		(0.2)	(22,603)

Total forward contracts, at fair value		0.8%	$106,227

Futures contracts, at fair value
Futures contracts purchased
Currency		2.1%	$275,775
Energy		0.5	66,524
Financial		0.6	72,471
Food & Fiber		0.9	112,469
Indices		0.5	67,441
Livestock		0.4	51,490
Metals
117 contracts of CMX Gold expiring February 2011		4.2	538,920
Other		2.9	375,885

Total Metals		7.1	914,805

Total futures contracts purchased		12.1	1,560,975

Futures contracts sold
Currency		0.2	19,444
Energy		(0.1)	(18,790)
Financial		(0.1)	(11,737)
Indices		0.1	14,335
Metals		(1.6)	(209,213)

Total futures contracts sold		(1.5)	(205,961)

Total futures contracts, at fair value		10.6%	$1,355,014

Futures and forward contracts by country composition
Australia		0.0%*	$2,000
European Monetary Union		0.5	48,903
Great Britain		0.3	42,584
Japan		0.9	118,010
United States		7.1	921,121
Other		2.6	328,623

Total futures and forward contracts by country		11.4%	$1,461,241

*	Due to rounding
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment income
Interest income	$1,924	$(147)	$4,378	$132

Total income	1,924	(147)	4,378	132

Expenses
Brokerage commissions	77,683	95,089	166,203	184,264
Management fee	79,598	62,700	153,611	115,353
Selling commission	45,293	39,680	85,862	73,206
Incentive Fee	393,553	—	405,490	—
Operating expenses	26,533	20,900	51,201	38,451
Other	2,806	626	5,712	810

Total expenses	625,466	218,995	868,079	412,084

Net investment loss	(623,542)	(219,142)	(863,701)	(411,952)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	709,742	1,181,541	2,234,200	(66,886)
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	(160,440)	(882,206)	(1,384,488)	1,599,485

Net gain on investments	549,302	299,335	849,712	1,532,599

Net increase (decrease) in net assets from operations	$(74,240)	$80,193	$(13,989)	$1,120,647

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series B-1*	$(9.82)	$7.67	$(5.24)	$100.29

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series B-1	$(14.89)	$0.19	$(15.95)	$84.22

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series B-2**	$(3.86)	$5.96	$5.22	$104.43

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series B-2	$(9.48)	$5.11	$(4.72)	$95.31

*	Weighted average number of Units outstanding for Series B-1 for the Three Months Ended June 30, 2011 and June 30, 2010: 6,280.74 and 7,990.92, respectively; and for the Six Months Ended June 30, 2011 and June 30, 2010: 6,209.79 and 7,928.88, respectively.

**	Weighted average number of Units outstanding for Series B-2 for the Three Months Ended June 30, 2011 and June 30, 2010: 3,412.06 and 3,169.35, respectively; for the Six Months Ended June 30, 2011 and June 30, 2010: 3,591.53 and 3,116.25, respectively.
See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2011	2010
Increase (decrease) in net assets from operations
Net investment loss	$(863,701)	$(411,952)
Net realized gain (loss) on futures and forward contracts	2,234,200	(66,886)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(1,384,488)	1,599,485

Net increase (decrease) in net assets from operations	(13,989)	1,120,647

Capital share transactions
Issuance of Units	1,682,941	1,770,655
Redemption of Units	(3,858,100)	(3,540,303)

Net decrease in net assets from capital share transactions	(2,175,159)	(1,769,648)

Net decrease in net assets	(2,189,148)	(649,001)

Net assets, beginning of period	12,958,534	8,719,577

Net assets, end of period	$10,769,386	$8,070,576

Series B-1 Units, beginning of period	5,784.122	7,174.897
Issuance of Series B-1 Units	1,105.590	1,422.510
Redemption of Units	(2,074.405)	(3,437.381)

Series B-1 Units, end of period	4,815.307	5,160.026

Series B-2 Units, beginning of period	3,700.480	2,763.500
Issuance of Series B-2 Units	163.209	623.925
Redemption of Units	(730.538)	(203.046)

Series B-2 Units, end of period	3,133.151	3,184.379

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. — SERIES B
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(13,989)	$1,120,647
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(9,998,222)	(8,097,480)
Maturities of U.S. government securities	9,400,000	7,950,000
Amortization of discounts and premiums	(2,366)	(1,660)
Due from brokers	(467,260)	(399,753)
Unrealized appreciation on open forward contracts	95,954	65,589
Unrealized depreciation on open forward contracts	6,581	(128,111)
Futures contracts purchased	1,373,432	(1,561,725)
Futures contracts sold	(91,479)	24,762
Incentive fee	(210,237)	—
Due to affiliate	12,685	—
Management fees payable	(2,011)	3,655
Fees payable	(1,174)	3,352

Net cash provided by (used in) operating activities	101,914	(1,020,724)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,326,351	1,462,025
Redemptions, net of change in redemptions payable	(2,533,122)	(949,262)

Net cash provided by (used in) financing activities	(1,206,771)	512,763

Net decrease in cash	(1,104,857)	(507,961)

Cash, beginning of period	1,414,893	932,518

Cash, end of period	$310,036	$424,557

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. — SERIES A and SUPERFUND GOLD, L.P. — SERIES B
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
1. Nature of operations
Organization and Business
Superfund Gold, L.P., a Delaware limited partnership (the “Fund”), commenced operations on April 1, 2009. The Fund was organized to trade speculatively in the United States (“U.S.”) and international commodity futures and forward markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading advisor of the Fund (“Superfund Capital Management”). The Fund has issued two series of units of limited partnership interest (the “Units”), each with a subseries, Series A-1/A-2 and Series B-1/B-2 (each, a “Series”). Series A-1/A-2 and Series B-1/B-2 are traded and managed the same way, with the exception of the degree of leverage. Series B implements the Fund’s futures and forward trading program at a leverage level equal to approximately 1.5 times that implemented on behalf of Series A. Over the long term (periods of several years), the targeted average ratio of margin to equity for Series A is approximately 20% and approximately 30% for Series B. The leverage with which each of the Series is traded is the only difference between the Series. Sub-Series within a Series are not managed differently. Rather, Series A-1 Units and Series B-1 Units are subject to selling commissions. Series A-2 Units and Series B-2 Units are not subject to selling commissions but are available exclusively to: (i) investors participating in selling agent asset-based or fixed-fee investment programs or a registered investment adviser’s asset-based fee or fixed-fee advisory program through which an investment adviser recommends a portfolio allocation to the Fund and for which Superfund USA, Inc. serves as selling agent, (ii) investors who purchased the Units through Superfund USA, Inc. or an affiliated broker and who are commodity pools operated by commodity pool operators registered as such with the Commodity Futures Trading Commission, and (iii) investors who have paid the maximum selling commission on their Series A-1 or Series B-1 Units (by re-designation of such Units as Series A-2 Units or Series B-2 Units as described herein). The foregoing eligibility requirements and selling commissions are the only differences between the Sub-Series within a Series.
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
The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of assets and liabilities as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting — Balance Sheet.
Income Taxes
The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.
Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”), to the Fund, and has determined whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, Superfund Capital Management has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2009 and 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
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
3. Fair Value Measurements
The Fund follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:
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

In January 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820 and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. As of January 1, 2010, the Fund adopted ASU 2010-06 except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions has not had a material impact on the Fund’s financial statement disclosures.
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
Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended June 30, 2011, the Fund held no derivative contracts valued using Level 3 inputs.
The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2011, and December 31, 2010:

Superfund Gold, L.P.

	Balance
	June 30,
	2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$10,599,302	$—	$10,599,302	$—
Unrealized appreciation on open forward contracts	60,732	—	60,732	—
Futures contracts purchased	307,567	307,567	—	—

Total Assets Measured at Fair Value	$10,967,601	$307,567	$10,660,034	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$53,056	$—	$53,056	$—
Futures contracts sold	209,494	209,494	—	—

Total Liabilities Measured at Fair Value	$262,550	$209,494	$53,056	$—

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,598,087	$—	$9,598,087	$—
Unrealized appreciation on open forward contracts	224,585	—	224,585	—
Futures contracts purchased	2,832,921	2,832,921	—	—

Total Assets Measured at Fair Value	$12,655,593	$2,832,921	$9,822,672	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$36,460	$—	$36,460	$—
Futures contracts sold	349,805	349,805	—	—

Total Liabilities Measured at Fair Value	$386,265	$349,805	$36,460	$—

Superfund Gold, L.P. — Series A

	Balance
	June 30,
	2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$5,349,646	$—	$5,349,646	$—
Unrealized appreciation on open forward contracts	27,856	—	27,856	—
Futures contracts purchased	120,024	120,024	—	—

Total Assets Measured at Fair Value	$5,497,526	$120,024	$5,377,502	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$23,872	$—	$23,872	$—
Futures contracts sold	95,012	95,012	—	—

Total Liabilities Measured at Fair Value	$118,884	$95,012	$23,872	$—

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,949,019	$—	$4,949,019	$—
Unrealized appreciation on open forward contracts	95,755	—	95,755	—
Futures contracts purchased	1,271,946	1,271,946	—	—

Total Assets Measured at Fair Value	$6,316,720	$1,271,946	$5,044,774	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$13,857	$—	$13,857	$—
Futures contracts sold	143,844	143,844	—	—

Total Liabilities Measured at Fair Value	$157,701	$143,844	$13,857	$—

Superfund Gold, L.P. — Series B

	Balance
	June 30,
	2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$5,249,656	$—	$5,249,656	$—
Unrealized appreciation on open forward contracts	32,876	—	32,876	—
Futures contracts purchased	187,543	187,543	—	—

Total Assets Measured at Fair Value	$5,470,075	$187,543	$5,282,532	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$29,184	$—	$29,184	$—
Futures contracts sold	114,482	114,482	—	—

Total Liabilities Measured at Fair Value	$143,666	$114,482	$29,184	$—

	Balance
	December 31,
	2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,649,068	$—	$4,649,068	$—
Unrealized appreciation on open forward contracts	128,830	—	128,830	—
Futures contracts purchased	1,560,975	1,560,975	—	—

Total Assets Measured at Fair Value	$6,338,873	$1,560,975	$4,777,898	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$22,603	$—	$22,603	$—
Futures contracts sold	205,961	205,961	—	—

Total Liabilities Measured at Fair Value	$228,564	$205,961	$22,603	$—

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
The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the Statements of Assets and Liabilities as “unrealized appreciation or depreciation on open forward contracts and futures contracts purchased and futures contracts sold.” Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s realized and unrealized gain (loss) on investments in the Statements of Operations.

Superfund Capital Management believes futures and forward trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:
Superfund Gold, L.P.
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of June 30, 2011 and December 31, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	June 30, 2011	at June 30, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$60,732	$—	$60,732

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(53,056)	(53,056)

Futures contracts	Futures contracts purchased & futures contacts sold	307,567	(209,494)	98,073

Totals		$368,299	$(262,550)	$105,749

	Statement of Assets and	Asset Derivatives at	Liability Derivatives at
Type of Instrument	Liabilities Location	December 31, 2010	December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$224,585	$—	$224,585

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(36,460)	(36,460)

Futures contracts	Futures contracts purchased & futures contacts sold	2,832,921	(349,805)	2,483,116

Totals		$3,057,506	$(386,265)	$2,671,241

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2011:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain on	Unrealized Depreciation
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	on Derivatives
815	Income	Income	Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$229,577	$(29,341)

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,090,357	(262,047)

Total		$1,319,934	$(291,388)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain on	Unrealized Depreciation
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	on Derivatives
815	Income	Income	Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$348,591	$(180,445)

Futures contracts	Net realized gain (loss) on futures and forward contracts	3,800,610	(2,385,047)

Total		$4,149,201	$(2,565,492)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2010:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss)	Net Realized Gain (Loss)	Unrealized Depreciation
Instruments under ASC	on Derivatives Recognized in	on Derivatives Recognized	on Derivatives
815	Income	in Income	Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(176,916)	$(23,211)

Futures contracts	Net realized gain (loss) on futures and forward contracts	2,076,127	(905,312)

Total		$1,899,211	$(928,523)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss)	Net Realized Gain (Loss)	Unrealized Appreciation
Instruments under ASC	on Derivatives Recognized in	on Derivatives Recognized	on Derivatives
815	Income	in Income	Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(365,721)	$56,249

Futures contracts	Net realized gain on futures and forward contracts	606,161	2,406,788

Total		$240,440	$2,463,037

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$39,662	0.2	$(39,901)	(0.2)	$21,070	0.1		$(13,155)	(0.1)	$7,676
Currency	98,390	0.4	(12,069)	(0.0)*	24,513	0.1		—	—	110,834
Financial	294,906	1.1	(114,755)	(0.4)	27,000	0.1		(2,189)	(0.0)*	204,962
Food & Fiber	78,415	0.3	—	—	—	—		(10,130)	(0.0)*	68,285
Indices	276,773	1.1	(1,909)	(0.0)*	—	—		(61,188)	(0.2)	213,676
Metals	70,031	0.3	(378,435)	(1.5)	52,939	0.2		(63,750)	(0.2)	(319,215)
Livestock	—	—	(3,780)	(0.0)*	480	0.0	*	(80)	(0.0) *	(3,380)
Energy	—	—	—	—	—	—		(177,089)	(0.7)	(177,089)

Totals	$858,177	3.4	(550,849)	(2.1)	$126,002	0.5		$(327,581)	(1.2)	$105,749

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gains on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$193,612	0.7	$(14,156)	(0.1)		$30,974	0.1		$(22,305)	(0.1)	$188,125

Currency	484,663	1.8	—	—		53,250	0.2		(19,556)	(0.1)	518,357
Financial	135,655	0.5	(8,118)	(0.0)	*	6,771	0.0	*	(29,115)	(0.1)	105,193
Food & Fiber	195,205	0.7	(955)	(0.0)	*	—	—		—	—	194,250
Indices	207,408	0.8	(93,343)	(0.3)		23,963	0.1		—	—	138,028
Metals	1,715,408	6.4	(6,245)	(0.0)	*	—	—		(354,138)	(1.3)	1,355,025
Livestock	92,610	0.3	(150)	(0.0)	*	—	—		—	—	92,460
Energy	134,619	0.5	(23,836)	(0.1)		—	—		(30,980)	(0.1)	79,803

Totals	$3,159,180	11.7	$(146,803)	(0.5)		$114,958	0.4		$(456,094)	(1.7)	$2,671,241

*	Due to rounding
Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2011:

	Average Number of	Average Number of	Average Value of	Average Value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	62	80	$715,089	$426,029

	Average Number of Long	Average Number of
	Contracts	Short Contracts

Currency	1,188	79
Financial	2,052	323
Food & Fiber	132	53
Indices	957	365
Metals	444	161
Livestock	25	26
Energy	151	299

Totals	5,011	1,386

*	Based on quarterly holdings
Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2010:

	Average Number of	Average Number of	Average Value of	Average Value of
	Long Contracts	Short Contracts	Long Positions	Short Positions
Foreign Exchange	59	77	$284,812	$304,936

	Average Number of Long	Average Number of
	Contracts	Short Contracts

Currency	498	—
Financial	1,088	384
Food & Fiber	123	135
Indices	476	26
Metals	266	76
Livestock	12	4
Energy	153	159

Totals	2,675	861

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$229,577	$(29,341)	$200,236
Currency	471,777	(141,157)	330,620
Financial	871,619	274,793	1,146,412
Food & Fiber	(320,831)	63,485	(257,346)
Indices	(748,401)	217,480	(530,921)
Metals	1,289,996	(231,217)	1,058,779
Livestock	(83,630)	(79,600)	(163,230)
Energy	(390,173)	(365,831)	(756,004)

Total net trading gains (losses)	$1,319,934	$(291,388)	$1,028,546

	For the Six Months Ended June 30, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$348,591	$(180,445)	$168,146
Currency	461,038	(407,523)	53,515
Financial	413,774	99,767	513,541
Food & Fiber	(238,684)	(125,965)	(364,649)
Indices	(925,983)	75,647	(850,336)
Metals	2,914,332	(1,674,240)	1,240,092
Livestock	63,510	(95,840)	(32,330)
Energy	1,112,623	(256,893)	855,730

Total net trading gains (losses)	$4,149,201	$(2,565,492)	$1,583,709

	For the Three Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(176,916)	$(23,211)	$(200,127)
Currency	(351,331)	(15,964)	(367,295)
Financial	1,354,276	(2,696)	1,351,580
Food & Fiber	(58,572)	(194,849)	(253,421)
Indices	(367,565)	(324,725)	(692,290)
Metals	1,946,471	474,498	2,420,969
Livestock	(13,440)	(10,160)	(23,600)
Energy	(433,712)	(831,416)	(1,265,128)

Total net trading gains (losses)	$1,899,211	$(928,523)	$970,688

	For the Six Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(365,721)	$56,249	$(309,472)
Currency	(710,831)	270,654	(440,177)
Financial	1,503,854	687,245	2,191,099
Food & Fiber	(176,123)	(149,016)	(325,139)
Indices	27,426	(362,221)	(334,795)
Metals	481,345	2,007,142	2,488,487
Livestock	(79,160)	(970)	(80,130)
Energy	(440,350)	(46,046)	(486,396)

Total net trading gains	$240,440	$2,463,037	$2,703,477

Superfund Gold, L.P. — Series A
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of June 30, 2011 and December 31, 2010, is as follows:

	Statement of Assets and	Asset Derivatives	Liability Derivatives
Type of Instrument	Liabilities Location	at June 30, 2011	at June 30, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$27,856	$—	$27,856

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(23,872)	(23,872)

Futures contracts	Futures contracts purchased & futures contacts sold	120,024	(95,012)	25,012

Totals		$147,880	$(118,884)	$28,996

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2010	at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$95,755	$—	$95,755

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(13,857)	(13,857)

Futures contracts	Futures contracts purchased & futures contacts sold	1,271,946	(143,844)	1,128,102

Totals		$1,367,701	$(157,701)	$1,210,000

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2011:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain on	Unrealized Depreciation
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	on Derivatives
815	Income	Income	Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$103,062	$(12,890)

Futures contracts	Net realized gain (loss) on futures and forward contracts	507,130	(118,058)

Total		$610,192	$(130,948)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain on	Unrealized Depreciation
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	on Derivatives
815	Income	Income	Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$159,252	$(77,911)

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,755,749	(1,103,093)

Total		$1,915,001	$(1,181,004)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2010:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain on (Loss)	Unrealized Depreciation
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	on Derivatives
815	Income	Income	Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(19,919)	$(10,340)

Futures contracts	Net realized gain (loss) on futures and forward contracts	737,589	(35,977)

Total		$717,670	$(46,317)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain on (Loss)	Unrealized Appreciation
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	(Depreciation) on Derivatives
815	Income	Income	Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(23,533)	$(6,274)

Futures contracts	Net realized gain on futures and forward contracts	330,859	869,826

Total		$307,326	$863,552

Superfund Gold, L.P. — Series A gross and net unrealized gains and losses by long and short positions as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of			% of		Net Unrealized
		Net		Net		Net			Net		Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	Assets		Losses	Assets		Open Positions
Foreign Exchange	$17,854	0.1	$(16,849)	(0.1)	$10,002	0.0	*	$(7,023)	(0.0	)*	$3,984
Currency	44,378	0.3	(6,263)	(0.0)*	11,300	0.1		—	—		49,415
Financial	136,776	0.9	(54,034)	(0.4)	12,000	0.1		(841)	(0.0	)*	93,901
Food & Fiber	35,118	0.2	—	—	—	—		(5,060)	(0.0	)*	30,058
Indices	134,372	0.9	(1,227)	(0.0)*	—	—		(24,644)	(0.2)		108,501
Metals	31,594		(198,990)	(1.3)	23,392	0.2		(28,900)	(0.2)		(172,904)
Livestock	—	—	(1,700)	(0.0)*	120	0.0	*	(40)	(0.0	)*	(1,620)
Energy	—	—	—	—	—	—		(82,339)	(0.5)		(82,339)

Totals	$400,092	2.6	$(279,063)	(1.8)	$56,814	0.4		$(148,847)	(0.9)		$28,996

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gains on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$84,142	0.6	$(4,472)	(0.0	)*	$11,613	0.1		$(9,385)	(0.1)	$81,898
Currency	208,888	1.5	—	—		22,631	0.2		(8,381)	(0.1)	223,138
Financial	58,501	0.4	(3,435)	(0.0	)*	1,766	0.0	*	(12,373)	(0.1)	44,459
Food & Fiber	82,217	0.6	(436)	(0.0	)*	—	—		—	—	81,781
Indices	84,851	0.7	(38,227)	(0.3)		9,628	0.1		—	—	56,252
Metals	797,284	5.8	(2,926)	(0.0	)*	—	—		(144,925)	(1.1)	649,433
Livestock	41,020	0.3	(50)	(0.0	)*	—	—		—	—	40,970
Energy	54,905	0.4	(10,646)	(0.1)		—	—		(12,190)	(0.1)	32,069

Totals	$1,411,808	10.3	$(60,192)	(0.4)		$45,638	0.4		$(187,254)	(1.5)	$1,210,000

*	Due to rounding
Series A average* monthly contract volume by market sector as of quarter ended June 30, 2011:

Average
	Average Number	Number of	Average Value	Average Value
	of Long	Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	29	40	$309,218	$185,307

		Average
	Average Number	Number of
	of Long	Short
	Contracts	Contracts
Currency	528	31
Financial	889	143
Food & Fiber	58	24
Indices	408	157
Metals	204	70
Livestock	11	11
Energy	64	130

Totals	2,191	606

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended June 30, 2010:

	Average Number	Average	Average Value	Average Value
	of Long	Number of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	15	20	$42,583	$38,566

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	147	—
Financial	320	110
Food & Fiber	29	39
Indices	127	6
Metals	81	19
Livestock	4	1
Energy	38	44

Totals	761	239

*	Based on quarterly holdings
Series A trading results by market sector:

	For the Three Months Ended June 30, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$103,062	$(12,890)	$90,172
Currency	180,708	(60,596)	120,112
Financial	395,073	122,901	517,974
Food & Fiber	(141,854)	27,022	(114,832)
Indices	(352,522)	109,383	(243,139)
Metals	634,850	(117,814)	517,036
Livestock	(34,690)	(37,260)	(71,950)
Energy	(174,435)	(161,694)	(336,129)

Total net trading gains (losses)	$610,192	$(130,948)	$479,244

	For the Six Months Ended June 30, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$159,252	$(77,911)	$81,341
Currency	176,419	(173,723)	2,696
Financial	232,107	49,441	281,548
Food & Fiber	(109,067)	(51,723)	(160,790)
Indices	(483,821)	52,248	(431,573)
Metals	1,473,655	(822,337)	651,318
Livestock	29,560	(42,590)	(13,030)
Energy	436,896	(114,409)	322,487

Total net trading gains (losses)	$1,915,001	$(1,181,004)	$733,997

	For the Three Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(19,919)	$(10,340)	$(30,259)
Currency	(97,125)	325	(96,800)
Financial	369,117	13,471	382,588
Food & Fiber	(9,687)	(56,820)	(66,507)
Indices	(74,813)	(72,251)	(147,064)
Metals	700,848	250,812	951,660
Livestock	(4,320)	(3,110)	(7,430)
Energy	(146,431)	(168,404)	(314,835)

Total net trading gains (losses)	$717,670	$(46,317)	$671,353

	For the Six Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(23,533)	$(6,274)	$(29,807)
Currency	(175,095)	69,953	(105,142)
Financial	404,283	196,640	600,923
Food & Fiber	(54,002)	(19,969)	(73,971)
Indices	3,642	(39,642)	(36,000)
Metals	312,321	658,223	970,544
Livestock	(17,650)	(2,030)	(19,680)
Energy	(142,640)	6,651	(135,989)

Total net trading gains	$307,326	$863,552	$1,170,878

Superfund Gold, L.P. — Series B
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of June 30, 2011 and December 31, 2010, is as follows:

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	June 30, 2011	at June 30, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$32,876	$—	$32,876

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(29,184)	(29,184)

Futures contracts	Futures contracts purchased & futures contacts sold	187,543	(114,482)	73,061

Totals		$220,419	$(143,666)	$76,753

	Statement of Assets and	Asset Derivatives at	Liability Derivatives
Type of Instrument	Liabilities Location	December 31, 2010	at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$128,830	$—	$128,830

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(22,603)	(22,603)

Futures contracts	Futures contracts purchased & futures contacts sold	1,560,975	(205,961)	1,355,014

Totals		$1,689,805	$(228,564)	$1,461,241

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2011:

Derivatives not			Change in Unrealized
Designated as Hedging	Location of Gain (Loss) on	Realized Gain on	Depreciation on
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	Derivatives Recognized
815	Income	Income	in Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	$126,515	$(16,451)

Futures contracts	Net realized gain (loss) on futures and forward contracts	583,227	(143,989)

Total		$709,742	$(160,440)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain on	Unrealized Depreciation
Instruments under ASC	Derivatives Recognized in	Derivatives Recognized in	on Derivatives Recognized
815	Income	Income	in Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	$189,339	$(102,534)

Futures contracts	Net realized gain (loss) on futures and forward contracts	2,044,861	(1,281,954)

Total		$2,234,200	$(1,384,488)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2010:

			Net Change in
Derivatives not	Location of Gain (Loss) on	Net Realized Gain (Loss)	Unrealized Depreciation
Designated as Hedging	Derivatives Recognized in	on Derivatives Recognized	on Derivatives
Instruments under ASC 815	Income	in Income	Recognized in Income
Foreign Exchange contracts	Net realized loss on futures and forward contracts	$(156,997)	$(12,871)

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,338,538	(869,335)

Total		$1,181,541	$(882,206)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2010:

Derivatives not			Net Change in
Designated as Hedging	Location of Gain (Loss) on	Net Realized Gain (Loss)	Unrealized Appreciation
Instruments under ASC	Derivatives Recognized in	on Derivatives Recognized	on Derivatives
815	Income	in Income	Recognized in Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	$(342,188)	$62,523

Futures contracts	Net realized gain on futures and forward contracts	275,302	1,536,962

Total		$(66,886)	$1,599,485

Superfund Gold, L.P. — Series B gross and net unrealized gains and losses by long and short positions as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
		% of		% of		% of			% of	Net Unrealized
		Net		Net		Net			Net	Gain (Loss) on
	Gains	Assets	Losses	Assets	Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$21,808	0.2	$(23,052)	(0.2)	$11,068	0.1		$(6,132)	(0.1)	$3,692
Currency	54,012	0.5	(5,806)	(0.1)	13,213	0.1		—	—	61,419
Financial	158,130	1.5	(60,721)	(0.6)	15,000	0.1		(1,348)	(0.0) *	111,061
Food & Fiber	43,297	0.4	—	—	—	—		(5,070)	(0.0) *	38,227
Indices	142,401	1.3	(682)	(0.0) *	—	—		(36,544)	(0.3)	105,175
Metals	38,437	0.4	(179,445)	(1.7)	29,547	0.2		(34,850)	(0.3)	(146,311)
Livestock	—	—	(2,080)	(0.0) *	360	0.0	*	(40)	(0.0) *	(1,760)
Energy	—	—	—	—	—	—		(94,750)	(0.9)	(94,750)

Totals	$458,085	4.3	$(271,786)	(2.6)	$69,188	0.6		$(178,734)	(1.6)	$76,753

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
		% of		% of			% of			% of	Net Unrealized
		Net		Net			Net			Net	Gains on
	Gains	Assets	Losses	Assets		Gains	Assets		Losses	Assets	Open Positions
Foreign Exchange	$109,470	0.9	$(9,684)	(0.1)		$19,361	0.1		$(12,920)	(0.1)	$106,227
Currency	275,775	2.1	—	—		30,619	0.3		(11,175)	(0.1)	295,219
Financial	77,154	0.6	(4,683)	(0.0)	*	5,005	0.0	*	(16,742)	(0.1)	60,734
Food & Fiber	112,988	0.9	(519)	(0.0)	*	—	—		—	—	112,469
Indices	122,557	0.9	(55,116)	(0.4)		14,335	0.1		—	—	81,776
Metals	918,124	7.1	(3,319)	(0.0)	*	—	—		(209,213)	(1.6)	705,592
Livestock	51,590	0.4	(100)	(0.0)	*	—	—		—	—	51,490
Energy	79,714	0.6	(13,190)	(0.1)		—	—		(18,790)	(0.1)	47,734

Totals	$1,747,372	13.5	$(86,611)	(0.6)		$69,320	0.5		$(268,840)	(2.0)	$1,461,241

*	Due to rounding
Series B average* monthly contract volume by market sector for quarter ended June 30, 2011:

	Average Number	Average	Average Value	Average Value
	of Long	Number of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	33	40	$405,871	$240,722

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	660	48
Financial	1,163	180
Food & Fiber	74	29
Indices	549	208
Metals	240	91
Livestock	14	15
Energy	87	169

Totals	2,820	780

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector for quarter ended June 30, 2010:

	Average Number	Average	Average Value	Average Value
	of Long	Number of Short	of Long	of Short
	Contracts	Contracts	Positions	Positions
Foreign Exchange	44	57	$242,229	$266,370

	Average Number	Average
	of Long	Number of Short
	Contracts	Contracts
Currency	351	—
Financial	768	274
Food & Fiber	94	96
Indices	349	20
Metals	185	57
Livestock	8	3
Energy	115	115

Totals	1,914	622

*	Based on quarterly holdings
Series B trading results by market sector:

	For the Three Months Ended June 30, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$126,515	$(16,451)	$110,064
Currency	291,069	(80,561)	210,508
Financial	476,546	151,892	628,438
Food & Fiber	(178,977)	36,463	(142,514)
Indices	(395,879)	108,097	(287,782)
Metals	655,146	(113,403)	541,743
Livestock	(48,940)	(42,340)	(91,280)
Energy	(215,738)	(204,137)	(419,875)

Total net trading gains (losses)	$709,742	$(160,440)	$549,302

	For the Six Months Ended June 30, 2011
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$189,339	$(102,534)	$86,805
Currency	284,619	(233,800)	50,819
Financial	181,667	50,326	231,993
Food & Fiber	(129,617)	(74,242)	(203,859)
Indices	(442,162)	23,399	(418,763)
Metals	1,440,677	(851,903)	588,774
Livestock	33,950	(53,250)	(19,300)
Energy	675,727	(142,484)	533,243

Total net trading gains (losses)	$2,234,200	$(1,384,488)	$849,712

	For the Three Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(156,997)	$(12,871)	$(169,868)
Currency	(254,206)	(16,289)	(270,495)
Financial	985,159	(16,167)	968,992
Food & Fiber	(48,885)	(138,029)	(186,914)
Indices	(292,752)	(252,474)	(545,226)
Metals	1,245,623	223,686	1,469,309
Livestock	(9,120)	(7,050)	(16,170)
Energy	(287,281)	(663,012)	(950,293)

Total net trading gains (losses)	$1,181,541	$(882,206)	$299,335

	For the Six Months Ended June 30, 2010
		Change in Net
	Net Realized	Unrealized	Net Trading
	Gain (Losses)	Gains (Losses)	Gains (Losses)
Foreign Exchange	$(342,188)	$62,523	$(279,665)
Currency	(535,736)	200,701	(335,035)
Financial	1,099,571	490,605	1,590,176
Food & Fiber	(122,121)	(129,047)	(251,168)
Indices	23,784	(322,579)	(298,795)
Metals	169,024	1,348,919	1,517,943
Livestock	(61,510)	1,060	(60,450)
Energy	(297,710)	(52,697)	(350,407)

Total net trading gains (losses)	$(66,886)	$1,599,485	$1,532,599

5. Due from/to brokers
Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of June 30, 2011 and December 31, 2010, there were no amounts due to brokers.
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
7. Related party transactions
Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus of the Fund dated May 13, 2011, included within the Post Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-151632), Superfund USA, Inc., (“Superfund USA”) an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commissions” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds price of such Unit.

Superfund Capital Management will also be paid a monthly performance fee equal to 25% of any new appreciation without respect to interest income. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered.
8. Financial highlights
Financial highlights for the period January 1 through June 30, 2011 are as follows:

	2011
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	1.4%	2.6%	2.7%	3.1%
Incentive fees	1.6%	1.8%	3.9%	3.4%

Total return after incentive fees	(0.2)%	0.8%	(1.2)%	(0.3)%

Ratios to average partners’ capital*
Operating expenses before incentive fees	6.9%	4.8%	7.9%	5.6%
Incentive fees	1.6%	1.8%	3.1%	3.0%

Total expenses	8.4%	6.6%	10.9%	8.6%

Net investment loss*	(6.8)%	(4.8)%	(7.8)%	(5.5)%

Net asset value per unit, beginning of period	$1,566.65	$1,671.00	$1,351.22	$1,389.80
Net investment loss	(77.96)	(69.44)	(94.70)	(80.97)
Net gain on investments	75.58	81.12	78.75	76.25

Net asset value per unit, end of period	$1,564.27	$1,682.68	$1,335.27	$1,385.08

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(3.23)	$17.04	$(5.39)	$5.24

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$(2.38)	$11.68	$(15.95)	$(4.72)

*	Annualized for periods less than a year
Financial highlights for the period January 1 through June 30, 2010 are as follows:

	2010
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	13.6%	14.5%	9.6%	10.7%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	13.6%	14.5%	9.6%	10.7%

Ratios to average partners’ capital*
Operating expenses before incentive fees	7.5%	5.4%	8.8%	6.8%
Incentive fees	0.4%	0.7%	0.0%	0.0%

Total expenses	7.9%	6.1%	8.8%	6.8%

Net investment loss*	(7.2)%	(5.4)%	(8.8)%	(6.8)%

Net asset value per unit, beginning of period	$1,056.90	$1,111.40	$873.68	$886.92
Net investment loss	(45.15)	(39.65)	(40.00)	(31.32)
Net gain on investments	189.34	200.48	124.22	126.63

Net asset value per unit, end of period	$1,201.09	$1,272.23	$957.90	$982.23

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$165.01	$180.54	$100.29	$104.43

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$144.19	$160.83	$84.22	$95.31

*	Annualized for periods less than a year

Financial highlights for the period April 1 through June 30, 2011 are as follows:

	2011
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	1.9%	2.6%	2.7%	2.6%
Incentive fees	1.5%	1.7%	3.8%	3.3%

Total return after incentive fees	0.4%	0.9%	(1.1)%	(0.7)%

Ratios to average partners’ capital*
Operating expenses before incentive fees	6.8%	4.6%	7.7%	5.4%
Incentive fees	1.5%	1.7%	2.9%	2.9%

Total expenses	8.3%	6.3%	10.7%	8.3%

Net investment loss*	(6.7)%	(4.6)%	(7.7)%	(5.4)%

Net asset value per unit, beginning of period	$1,558.48	$1,669.77	$1,350.16	$1,394.56
Net investment loss	(52.11)	(49.51)	(68.59)	(62.14)
Net gain (loss) on investments	57.90	62.42	53.70	52.66

Net asset value per unit, end of period	$1,564.27	$1,682.68	$1,335.27	$1,385.08

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(4.39)	$14.85	$(10.39)	$(3.90)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$5.79	$12.91	$(14.89)	$(9.48)

*	Annualized for periods less than a year
Financial highlights for the period April 1 through June 30, 2010 are as follows:

	2010
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	7.1%	7.4%	0.0%	0.5%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	7.1%	7.4%	0.0%	0.5%

Ratios to average partners’ capital*
Operating expenses before incentive fees	7.1%	5.1%	8.5%	6.5%
Incentive fees	0.4%	0.5%	0.0%	0.0%

Total expenses	7.5%	5.6%	8.5%	6.5%

Net investment loss*	(7.1)%	(5.1)%	(8.5)%	(6.5)%

Net asset value per unit, beginning of period	$1,121.67	$1,184.20	$957.71	$977.12
Net investment loss	(25.26)	(22.56)	(20.75)	(16.30)
Net gain (loss) on investments	104.68	110.59	20.94	21.41

Net asset value per unit, end of period	$1,201.09	$1,272.23	$957.90	$982.23

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$85.33	$88.26	$7.67	$5.96

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$79.42	$88.03	$0.19	$5.11

*	Annualized for periods less than a year

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
For the Fund, gross unrealized gains and losses related to exchange-traded futures were $923,447 and $825,374 respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $60,732 and $53,056, respectively, at June 30, 2011.
For Series A, gross unrealized gains and losses related to exchange-traded futures were $429,050 and $404,038 respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $27,856 and $23,872, respectively, at June 30, 2011.
For Series B, gross unrealized gains and losses related to exchange-traded futures were $494,397 and $421,336, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $32,876 and $29,184, respectively, at June 30, 2011.
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
The majority of these futures and forwards mature within one year of June 30, 2011. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.
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
Limited Partners may request any or all of their investment in a Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000. A request for less than a full redemption that would reduce a Limited Partner’s remaining investment to less than $5,000 will be treated as a request for full redemption. Limited Partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within 20 days after the effective date of the redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are the subject of such default or delay, and Limited Partners will be paid their pro rata portion of the redemption amount not subject to defaults or delays.
11. Subsequent events
Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were filed and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2011, subscriptions totaling $2,378,069 in the Fund have been accepted and redemptions over the same period totaled $3,510,403. For the quarter ended June 30, 2011, subscriptions totaling $1,507,059 in Series A-1, $141,700 in Series A-2, $643,705 in Series B-1, and $85,605 in Series B-2 have been accepted and redemptions over the same period totaled $321,098 in Series A-1, $253,993 in Series A-2, $2,338,448 in Series B-1 and $596,864 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward markets using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2011
Series A:
Net results for the quarter ended June 30, 2011, were a gain of 0.4% in net asset value for Series A-1 and a gain of 0.8% in net asset value for Series A-2. In this period, Series A experienced a net decrease in net assets from operations of $6,885. This decrease consisted of interest income of $1,790, trading gains of $479,244, and total expenses of $487,919. Expenses included $90,402 in management fees, $30,134 in operating expenses, $64,176 in selling commissions, $59,814 in brokerage commissions, $241,830 in incentive fees and $1,563 in other expenses. At June 30, 2011, the net asset value per Unit of Series A-1 was $1,564.27, and the net asset value per Unit of Series A-2 was $1,682.68.
Series B:
Net results for the quarter ended June 30, 2011, were a loss of 1.1% in net asset value for Series B-1 and a loss of 0.7% in net asset value for Series B-2. In this period, Series B experienced a net decrease in net assets from operations of $74,240. This increase consisted of interest income of $1,924, trading gains of $549,302, and total expenses of $625,466. Expenses included $79,598 in management fees, $26,533 in operating expenses, $45,293 in selling commissions, $77,683 in brokerage commissions, $393,553 in incentive fees and $2,806 in other expenses. At June 30, 2011, the net asset value per Unit of Series B-1 was $1,335.27, and the net asset value per Unit of Series B-2 was $1,385.08.
Fund results for 2nd Quarter 2011:
In June, the Fund’s trading strategies yielded negative results as the correction in stocks and commodities that began in May continued, only to reverse late in the month. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds, metals, and stocks offset losses in currencies and energies. The Fund underperformed in equities futures trading in June as stagnating growth and European sovereign debt worries sent indices sharply lower. European equities plummeted as EU officials, private creditors, and the Greek government struggled to find a workable solution to the crisis. Meanwhile, the Fund’s bond strategies outperformed across the board in June, responding in a classic inverse manner to the factors impacting equities. German bunds moved steadily higher early as uncertainty over the status of Greek debt intensified. Lower than expected German factory orders and industrial production supported values as well. Australian bonds rallied, due in part to the attractive yield differential versus the U.S., Europe, and Japan. The Fund’s allocation to global energy markets produced losses as the recent correction continued in June, reflecting increasing pessimism for economic prospects. Energy markets and commodity currencies sold off while treasuries gained on safe haven flows as softening manufacturing data prompted the European Central Bank (“ECB”) and the U.S. Federal Reserve to lower their longer term inflation estimates. However, with a late month agreement on a new aid package, equities and other risk assets reversed higher, while treasuries gave back earlier gains. Late month losses in previous metals and choppy action in base metals led to negative performance in that sector. The Fund’s trading models also produced losses in grains in June as improving weather and declining demand prospects associated with macroeconomic concerns led to sharp reversals. Gold and silver finished lower on the inflation outlook while grains sold off as excellent weather and an uncertain demand outlook led to higher inventory estimates. The Fund’s perpetual gold futures position yielded subpar results in June as choppy to slightly lower action eroded returns. Europe’s sovereign debt situation dominated much of the headlines as Greek, German, and French officials struggled to come to common ground on new financing for the heavily indebted nation. Indeed, gold in euro terms established new all-time highs just below €1100 on June 22nd before settling 2.1% lower near the €1046 level with the passage of Greek austerity measures and dovish longer term inflation statements by the ECB and the U.S. Federal Reserve.
In May, the Fund’s medium to long term trading strategies underperformed as investors temporarily abandoned risk assets in favor of safe haven alternatives. The Fund’s short-term strategies also contributed negatively to overall performance as losses in equities, metals, and currencies offset gains in bonds and energies. Equities reversed as declines in U.S. employment, housing, and gross domestic product (“GDP”) combined with disappointing German factory orders to unnerve bullish investors. The Fund’s allocation to global stock indices underperformed despite a late recovery as the European debt crisis and a slowdown in manufacturing heightened fears of stagnant growth. The Fund’s bond strategies produced positive results across the board in May as safe haven assets pressed higher amid uncertainty concerning the sustainability of global economic growth. Treasuries rallied as bond yields in peripheral European states soared amid growing concern that a Greek default or restructuring was a real possibility. Allocations to currencies yielded poor results for the Fund in May as the U.S. dollar and euro reversed April’s action following the ECB’s unexpected removal of the “strong vigilance” on higher prices language from their May policy statement. The growing focus on the European sovereign debt situation prompted a flight out of risk assets and into the U.S dollar and the Swiss franc, which established a new record high against the euro. Energies and base metals saw sharp declines as a bearish Goldman Sachs commodity call, along with heightened volatility in forex markets tied to the problems in Europe spurred liquidation. The Fund’s performance in the metals sector reversed as gold futures opened the month retracing over 6% from all time highs established on May 2nd. The weakness stemmed from massive liquidation in silver and receding inflation fears as European sovereign debt instability delayed near term prospects for an ECB rate hike. April gains turned into May losses for the Fund in energies as recent upward trends in crude oil, heating oil, and gasoline gave way to significant declines. Grains endured more volatile action as extreme weather in the Northern Hemisphere continued to threaten production prospects. The Fund’s position in grains suffered due to continued volatility from broad based commodity selling, a reversal in the dollar, and a surprise 8% upward revision in 2010-11 USDA corn ending stocks. The Fund’s perpetual long gold futures position underperformed in May as heavy early month liquidation led to an eventual loss of 1.3% for the precious metal. The market opened the month with a decline of over 6% from May 2nd record highs amid rumors that George Soros and Carlos Slim were cutting precious metal bets. Values stabilized slightly below $1500 before rallying to finish near $1535 amid safe haven buying.
In April, the Fund produced solid overall gains, rebounding from a subpar performance in March. Global equities continued to trend higher despite U.S and European debt issues, Mid-East unrest, and the Japanese disaster. Manufacturing maintained its positive trajectory, with notable improvement in Germany driving the DAX over 6% higher while U.S. shares accelerated to new multi-year highs on strong corporate earnings. Bond markets reversed mid-month as a downgrade in the U.S. credit outlook temporarily shifted focus away from inflation and toward longer term obstacles to growth. Gold posted record highs above $1,500/ounce and silver fell just short of the $50 mark, adding over 28% as the U.S. Federal Reserve Bank’s reaffirmation of quantitative easing and a U.S. credit outlook downgrade sent the U.S. dollar plummeting. The Fund experienced uneven results in grains and agricultural markets amid volatile weather conditions. The Fund’s short-term strategies contributed positively to overall performance as gains in currencies, metals, and stocks offset losses in bonds and energies. The Fund’s allocation to global stock indices performed well in April as the uptrend in equities continued. The Dow Jones Industrial Average “the “Dow”) rose 4.4%, reaching mid-2008 highs on excellent quarterly earnings. Late-month results from Apple and IBM easily offset the downgrade of the U.S. credit outlook by S&P. European equities generally ignored sovereign debt worries, finishing broadly higher as surging Germany factory orders and industrial production set a positive tone. However, Greece’s ASE-20 moved back to its lows as debt restructuring rumors rattled investors. Asian indices tracked steadily higher, continuing to capitalize on China’s dynamic growth. Japan’s Nikkei (+1.3%) broke higher late as disaster recovery efforts progressed. The Fund yielded negative results in global bond markets in April as a mid-month reversal produced losses. German bunds continued their recent trend lower early in the month as strong economic data at home combined with sovereign debt fears on the periphery to drive yields higher. Ongoing inflation fears ahead of the ECB’s 25 basis point rate hike also exerted pressure. Values then recovered somewhat before vaulting higher in conjunction with the downgrade of the U.S. credit outlook by S&P as investors received a sobering reminder of the potential long-term risks to global growth prospects. The Fund experienced minor gains from its allocation to short-term interest rate futures in April in mixed action. Eurodollar futures trended higher as the U.S. Federal Reserve officially reiterated its commitment to completing the second round of quantitative easing (“QE2”) after some doubts were expressed last month. Euribor futures finished mixed as the ECB maintained its vigilant stance on inflation by raising their discount rate 25 basis points as expected. Allocations to currency markets yielded strong results in April as recent trends extended amid accelerating U.S. dollar weakness. The euro surged to its highest level since December of 2009 as an S&P downgrade of the U.S. credit outlook prompted severe U.S dollar weakness as the month came to a close. The Australian dollar marched 6.2% higher amid excellent export growth, while the New Zealand dollar rose by approximately the same percentage on a rising appetite for yield and risk as global investors sought to offset asset deterioration linked to inflation. The Colombian peso added another 5.5% amid heavy foreign direct investment flows into the oil and mining industries. Sweden’s krona and Brazil’s real also gained significantly as rate hikes attracted yield hungry investors. The Fund’s grain positions suffered losses in April amid heightened volatility as values fluctuated along with uncertain weather. Soybeans finished lower on the prospect of U.S. corn acres shifting to soybeans due to an excessively wet spring. A potentially record breaking South American crop led China to cancel U.S. purchases, while a bearish commodity call by Goldman Sachs pressured values as well. Wheat sold off late, losing 7% of its value as forecasts for badly needed rains in winter wheat areas offset the bullish effects of excessive moisture in spring wheat regions. Corn traded to all-time highs above $7.80 as poor planting progress threatened to exacerbate historically tight supplies. The Fund’s allocation to agricultural markets also resulted in losses for April as growing supplies offset the weaker U.S. dollar. June cattle (-6.2%) fell throughout the month after establishing record highs on April 4th as the U.S. Department of Agriculture (“USDA”) reported that commercial red-meat production reached a record. June hogs also reversed to finish 8.4% lower as the after a reported 12% increase in frozen pork stocks versus last year. Cotton fell sharply on concern that China’s attempts to slow inflation using higher interest rates and reserve rate requirements would cut into demand. Meanwhile, July NY coffee established 14-year highs amid poor weather in South America. Allocations to metals outperformed in April as exceptional U.S. dollar weakness and rising inflation throughout the world propelled precious metals sharply higher. Gold saw an 8.1% gain, surpassing the $1,550/ounce mark. July silver tacked on another 28%, pushing its year to date return to over 50% in frenzied action. Copper futures lost 3.4% as the U.S. credit downgrade and another reserve requirement hike in China dampened the growth outlook for the world’s two largest copper consumers. The Fund’s perpetual long gold position surged as gold futures rose to new all time highs in U.S. dollar terms. Consumer Price Index (“CPI”) readings in China, Europe, and the U.S. continued to expand with rising energy markets, enhancing demand for the perceived inflation hedge. The U.S. dollar struggled early amid rate hikes in Europe and China, along with a number of hikes in lesser economies. The S&P downgrade of the U.S. long term credit outlook accelerated these U.S. dollar losses.
For the second quarter of 2011, the most profitable market group overall was the bonds sector while the greatest losses were attributable to positions in the energy sector.
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
Fund results for 1st Quarter 2011:
In March, the Fund’s allocation to global equity markets underperformed as a sharp countertrend reversal following the disaster in Japan produced losses for the Fund’s strategies. Equity markets opened the month moving sideways as the reemergence of sovereign debt and inflation worries in Europe offset steady expansion in global manufacturing. From there the Nikkei plunged 25.0% on panic-induced selling following the events of March 11th. Results for the Fund’s models experienced losses as most leading indices participated in the selloff as risk appetite abated. Equities quickly recovered as the focus shifted to the growth to be generated by rebuilding Japan. Nikkei futures finished only 7.7% lower on the month while shares in South Korea and Hong Kong finished 9.1% and 0.9% higher, respectively, on the belief that these markets are well positioned to fill the temporary void left by the decimated Japanese manufacturing sector. U.S. equity markets also experienced small gains as macroeconomic data continued on a positive trajectory. A mixture of long and short positions in equity markets led the Fund to an overall loss. The Fund’s positions in the bond sector experienced gains in March despite volatile market conditions as geopolitical instability in Libya and Japan and financial instability in Europe led investors to the relative safety of treasuries. Positions in Japanese government 10-year bonds experienced gains as the market opened the month near unchanged before rallying sharply in response to a nearly 20.0% washout in equities following the disaster. The Fund experienced losses in German bund futures as the market finished lower on news of improving employment, factory orders and retail sales. Meanwhile, the sovereign debt situation continued to evolve amid several debt downgrades of peripheral states, prompting investors to demand more yield to hold German debt even as European Union leaders agreed to an expanded bailout package for troubled states. Results in U.S. bonds also experienced losses in turbulent trading activity as strong economic prospects offset geopolitical safe haven buying. A mixture of long and short bond positions led the Fund to an overall gain on the month. The Fund’s currency positions experienced gains in March as interest rate expectations and unsettling geopolitical developments dominated trading activity. June euro futures advanced 2.9% despite debt downgrades of Greece, Portugal and Spain as the ECB chairman continued to express the need for extreme vigilance with respect to the growing threat of inflation. The Swiss franc benefitted as investors sought shelter from the U.S.’s quantitative easing and Europe’s sovereign debt troubles. The yen rose over 4.0% following the catastrophic earthquake, amid expectations for a massive repatriation of capital to rebuild the stricken nation. However, in the first coordinated G7 intervention since the 2000 support for the euro, central bankers crushed the rally on March 18th, leading to a loss of 1.6% on the month. The Mexican peso outperformed as the oil producing nation saw slowing inflation complimented by expectations for continuing strong GDP growth. A mixture of long and short currency positions led the Fund to an overall gain on the month. June gold contracts finished a choppy month with a 2.0% gain as the trend of a shift from improving macroeconomic results to inflation risks continued. Daily reminders of rising food costs fuelled the inflation story and, according to the United Nations, food costs posted record highs in February after rising 25.0% in 2010. Gold experienced a mid-month correction of 4.4% following the catastrophe in Japan as investors moved out of risk assets. However, the market closed strong as European Central Bank rate hike expectations pressured the U.S. dollar to a loss of 1.5% on the month. These factors produced an overall gain for the Fund’s perpetual long gold futures position.
In February, the Fund’s allocation to equity markets performed well in February as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the Reserve Bank of Australia chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after CPI readings showed that prices were increasing at a 4.0% annualized rate, the highest level since fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in West Texas Intermediate (“WTI”) crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil, and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya, and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breach of the $4 btu level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month. The Fund experienced gains in April gold contracts, which finished the month 5.6% higher as the market’s focus shifted from improving economic results to inflation risks. Gold rallied early as China responded aggressively to its inflation challenges with interest rate and reserve requirement hikes. While the unrest in Egypt subsided relatively peacefully, matters took a more violent turn in Bahrain, and Libya as rising food costs exacerbated widespread discontent, fuelling skyrocketing energy markets which posed even greater inflation risks and support for gold. These factors produced an overall gain for the Fund’s perpetual long gold futures position.
In January, the Fund’s allocation to global equities finished mixed in January as disappointing performances in several peripheral markets offset steady trends in major indices. In Europe, several past laggards, including Greece, Italy and Spain finished the month 13.9%, 9.2% and 10.2% higher, respectively, as heavy ECB participation in secondary market debt auctions and plans for a comprehensive debt relief structure reassured investors. Small gains on positions in Germany’s DAX, France’s CAC40 and the Amsterdam EOE Index, which finished 2.5%, 5.1% and 1.3% higher, respectively, offset losses in the sector as several core European economies improved. U.S. equities pressed higher as improving employment figures and solid consumer demand elevated corporate earnings. The Fund experienced early losses in Australia’s SPI as epic flooding cut into 2011 GDP prospects. Chinese H-Shares reversed lower late in the month to the Fund’s detriment as authorities continued to struggle with inflation. Overall, a mixture of long and short stock indices positions led the Fund to an overall loss. The Fund’s allocation to global bond markets underperformed in January as investors exited safe haven assets in response to improving global economic conditions. The Fund experienced losses in its Japanese government bond positions as large auctions and generally poor economic performance resulted in a ratings agency debt downgrade, encouraging investors to put money to work outside the country. In Europe, investors sold bund and bobl futures as Euro-zone industrial production readings easily surpassed expectations. Additionally, positive dialogue from various heads of state regarding a comprehensive crisis solution was backed up by aggressive ECB purchases of Italian, Portuguese, and Spanish debt in secondary markets, ensuring successful auctions for the embattled countries. In the U.S., performance suffered in choppy countertrend action as bond and note futures moved sideways to slightly higher as QE2 persisted in spite of rising inflation concerns in the rest of the world. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund experienced losses in the interest rates sector as European short rates reversed sharply from December’s strong close. While the ECB left rates unchanged in January, their policy minutes emphasized vigilance over price stability in the midst of rising commodity prices. Policy makers also noted that uncertainty remains elevated and some financial institutions still face the threat of balance sheet adjustments despite positive underlying momentum in the economy. They also stressed the need for Euro members to reduce debt-to-gross domestic product ratios. Short rate futures in the U.S. finished near their highs as early weakness associated with a strong employment report was offset by staunchly accommodative U.S. Federal Reserve monetary policy. Their focus, in contrast to the European Community Bank, continues to be focused on growth and full employment at the expense of inflation. Meanwhile, Australian short rate futures moved higher to the Fund’s benefit as epic flooding cut into 2011 GDP estimates, thereby reducing prospects for previously expected rate hikes. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund’s allocation to currency markets underperformed in January as the euro and British pound finished 2.4% and 2.8% higher against the U.S. dollar, respectively, and euro-zone regionals reversed late 2010 losses. Early month news that Japan would buy distressed sovereign debt and strong ECB secondary market participation in Portugal, Spain, and Italian bond auctions provided support to these economies. As confidence in the euro improved, investors moved out of the Swiss franc, which finished 0.9% lower against the U.S. dollar, and back into risk plays in Hungary and Poland, which finished 5.4% and 4.1% higher, respectively, resulting in losses for the Fund. The Australian dollar finished 2.1% lower against the U.S. dollar as flood damage triggered a one-time levy, which tempered 2011 growth estimates and rate hike expectations. The Fund experienced losses in the yen following a credit rating downgrade as Japan’s huge debt load and limited policy options unnerved investors. Gains in the Mexican peso, which finished 1.8% higher against the U.S. dollar, offset some losses in the sector as the peso rallied on prospects for a sustained U.S. economic recovery. The Fund’s mixture of long and short currency positions led to an overall loss on the month. The Fund experienced losses in the metals sector in January as gold and silver futures traded sharply lower amid growing optimism that the global economic recovery is gaining momentum. April gold finished with a loss of 6.2% as strong early month U.S. employment figures and ebbing contagion fears in Europe limited investors’ appetite for the alternative asset. March silver finished the month 8.8% lower in correlated action. The Fund’s allocation to industrial metals also suffered. The Fund’s positions in March Comex copper were stopped out after a 6.0% intra-month decline due to China raising its reserve requirement in response to elevated GDP and CPI reports. Fears that China would take more aggressive measures to limit growth led to losses in London aluminum, lead, and zinc as several Chinese banks were forced to cease lending for the remainder of the month. A mixture of long and short metals positions led the Fund to an overall loss on the month. The Fund’s allocation to global energy markets produced positive returns in January as economic, logistical, and geopolitical factors underpinned values. Strong U.S. employment figures and a pipeline shutdown in Alaska supported the Fund’s New York crude oil positions early in the month. However, elevated Chinese GDP and CPI readings precipitated another reserve requirement hike while increasing expectations for additional measures to slow their economy. This scenario, along with a bearish U.S. inventory report, contributed to losses for the Fund amid an 8.0% drop from intra-month highs. Long positions in brent crude finished 6.6% higher, surpassing $100 per barrel following a reversal in European demand expectations, an accident in the North Sea which idled 200k barrels of production, and heightening unrest in Egypt. Front-month heating oil surged as well, adding 7.4% as exceptionally cold weather gripped the northern hemisphere, providing excellent returns for the Fund. A mixture of long and short energy positions led the Fund to an overall gain on the month.
For the first quarter of 2011, the most profitable market group overall was the energy sector while the greatest losses were attributable to positions in the stock indices sector.
For the first quarter of 2011, the most profitable market group overall was the energy sector while the greatest losses were attributable to positions in the stock indices sector.
Three Months Ended June 30, 2010
Series A:
Net results for the quarter ended June 30, 2010, were a gain of 7.1% in net asset value for Series A-1 and a gain of 7.4% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $521,130. This increase consisted of interest income of $718, trading gains of $671,353, and total expenses of $150,941. Expenses included

$41,546 in management fees, $13,849 in operating expenses, $28,747 in selling commissions, $36,962 in brokerage commissions, $29,803 in incentive fees and $34 in other expenses. At June 30, 2010, the net asset value per Unit of Series A-1 was $1,201.09, and the net asset value per Unit of Series A-2 was $1,272.23.
Series B:
Net results for the quarter ended June 30, 2010, were a gain of 0.0% in net asset value for Series B-1 and a gain of 0.5% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $80,193. This increase consisted of interest loss of $147, trading gains of $299,335, and total expenses of $218,995. Expenses included $62,700 in management fees, $20,900 in operating expenses, $39,680 in selling commissions, $95,089 in brokerage commissions and $626 in other expenses. At June 30, 2010, the net asset value per Unit of Series B-1 was $957.90, and the net asset value per Unit of Series B-2 was $982.23.
Fund results for 2nd Quarter 2010:
In June, the Fund’s allocations to global equity indices underperformed as volatile action resulted in losses. Extremely poor housing and retail sales figures spurred profit-taking, leaving front-month Dow futures down 3.5% on the month. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector for the month. Stronger results were obtained in the global bond markets as weaker than expected fundamental and inflation data complemented intensifying euro area sovereign debt risk, thus prompting widespread buying of bonds. September 30-year U.S. Treasury bonds surged after U.S. employment increased less than previously forecast with private payrolls accounting for only 10.0% of the jobs added. A mixture of long and short positions led the Fund to an overall gain in the bond sector for the month. Allocations to the energy sector underperformed amid significant losses in natural gas futures following an 18% rally through mid-month. Mild weather moved in toward the end of the month, sending values sharply lower and leaving the August contract with only a modest gain of 4.7%. A mixture of long and short positions led the Fund to an overall loss in the energy sector for the month. The Fund’s gold hedge experienced gains as gold futures posted new all-time highs as unease surrounding the sustainability of the global recovery continued to mount. In euro terms, gold traded near the €1,050/oz. level due to early month news of a possible Hungarian default and ongoing civil strife in Europe. Meanwhile in the U.S., poor retail sales, weak consumer confidence, and falling housing figures supported August gold to a gain of 2.5%. Growing concern surrounding Chinese growth also cast a pall over risk assets, providing support to gold into month-end.
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
In February, world bond markets experienced volatile action as sovereign debt contagion worries spread while economic data showed promising signs. The Fund’s net short position in U.S. 30-year Treasury bonds resulted in small losses as futures rallied near month-end despite better than expected economic reports. In Europe, March bonds surged at month-end to finish moderately higher, producing overall gains for the Fund’s long positions. Overall, a mixture of long and short positions in the bonds sector produced a gain for the Fund for the month. Global short-term interest rate futures traded higher in February, continuing a strong-upward trend and providing the Fund with positive returns. In the U.S., three-month Eurodollar futures rallied to new highs after the U.S. Federal Reserve unexpectedly raised the discount rate but reaffirmed that the federal funds rate will remain at exceptionally low levels for an extended period. The Fund’s long positions in the interest rates sector resulted in a gain for the month. Fundamentals in the grain sector improved enough to offset the U.S. dollar rally. May soybeans, wheat and corn finished the month 3.9%, 6.3% and 5.7% higher, respectively. A mixture of long and short positions in the grains sector led to a loss for the Fund on the month. The Fund experienced positive returns in global energy markets in February as macroeconomic data continued to show strength. Crude oil finished 8.5% higher and natural gas finished 6.1%. A mixture of long and short positions in the energy sector led to an overall loss for the Fund on the month. New York and London front-month sugar futures reversed sharply, finishing the month 19.2% and 9.8% lower, respectively, while May New York cocoa contracts lost 10.2% on the month. Chinese cotton production was estimated to have fallen 15.0% from the prior year, propelling May cotton to a gain of 16.7% on the month. A mixture of long and short positions in the agricultural sector led to a loss for the Fund on the month. In the month of February, front-month gold futures rallied and finished the month with a gain of 3.3%. Buying was attributed to investors exiting the euro due to the intensifying Greek sovereign debt crisis and seeking the safety of gold as an alternative currency. Gold futures proceeded to trade to a record-high in euro currency terms near month-end.
In January, global equities continued to trend higher but reversed sharply by month’s end. In the U.S., the Dow and Nasdaq Composite Index finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the United Kingdom’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the U.S. dollar following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively against the U.S dollar. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7.0% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17.0%, while lead and copper lost 17.1% and 9.0%, respectively on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month. Front-month gold futures ended the month of January down 1.3% as the U.S. dollar appreciated amid widespread deleveraging, which decreased the buying of gold as an alternative investment. The combination of the Chinese moving to limit excessive growth in their economy and the U.S. government’s planned initiative to ban proprietary trading by U.S. banks contributed to the decline.
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
CONTRACTUAL OBLIGATIONS
The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2011 and December 31, 2010.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required.
ITEM 4. CONTROLS AND PROCEDURES
Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each series individually, as well as the Fund as a whole.
The Rule 13a-14(a)/15d-14(a) certifications of the principal executive officer and the principal financial officer included as Exhibits 31.1 and 31.2, respectively, are certifying as to each Series individually, as well as the Fund as a whole.
The Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, Section 1350 Certification of Principal Executive Officer and Section 1350 Certification of Principal Financial Officer, Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2 hereto, respectively, are applicable with respect to each Series individually, as well as to the Fund as a whole.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.
ITEM 1A. RISK FACTORS
Not required.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	There were no sales of unregistered securities during the quarter ended June 30, 2011.

(b)	Updated information required by Item 701(f) of Regulation S-K:
(1)	The use of proceeds information is being disclosed for Registration Statement No. 333-151632 declared effective on February 17, 2009.

(4)	(iv) As of June 30, 2011, the Fund sold $12,189,032 of Series A-1 Units, $2,850,362 of Series A-2 Units, $10,040,244 of Series B-1 Units, and $3,882,216 of Series B-2 Units.
(v)	As of June 30, 2011, the Fund incurred expenses for the account of the Fund totaling $4,006,739 of which $3,435,941 was paid to Superfund Capital Management and $570,798 was paid to Superfund USA.

(vi)	Net offering proceeds to the Fund as of June 30, 2011 were $24,955,115.

(vii)	As of June 30, 2011, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with Superfund Capital Management’s trading program totaled $24,955,115.
(c)	Pursuant to the Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.
     The following tables summarize the redemptions by investors during the three months ended June 30, 2011:

Series A-1:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
April 30, 2011	14.196	1,775.09
May 31, 2011	24.892	1,611.93
June 30, 2011	163.518	1,564.27

Total	202.606

Series A-2:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
April 30, 2011	0.000	1,903.08
May 31, 2011	130.313	1,731.05
June 30, 2011	16.889	1,682.68

Total	147.202

Series B-1:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
April 30, 2011	98.390	1,583.31
May 31, 2011	578.113	1,377.37
June 30, 2011	1,038.337	1,335.27

Total	1,714.840

Series B-2:

		Net Asset Value
Month	Units Redeemed	per Unit ($)
April 30, 2011	68.493	1,636.89
May 31, 2011	247.033	1,426.36
June 30, 2011	95.588	1,385.08

Total	411.114

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	SUPERFUND GOLD, L.P. (Registrant)
	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

E-1