Form 10-Q
period 2011-09-30
SUPERFUND GOLD, L.P.
filed 2011-11-14
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold L.P. Series B are included in Item 1:

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
U.S. Government securities, at fair value (amortized cost of $7,300,000 and $9,598,087 as of September 30, 2011 and December 31, 2010, respectively)	$7,300,000	$9,598,087

Due from brokers	17,752,295	12,805,431

Futures contracts purchased	—	2,832,921

Unrealized appreciation on open forward contracts	324,150	224,585

Futures contracts sold	2,143,263	—

Cash	4,627,033	3,630,425

Due from affiliate	—	5,599

Total assets	32,146,741	29,097,048

LIABILITIES

Unrealized depreciation on open forward contracts	238,220	36,460

Futures contracts sold	—	349,805

Futures contracts purchased	441,050	—

Subscriptions received in advance	1,371,600	1,289,417

Redemptions payable	264,396	236,327

Incentive fee	—	409,223

Management fee	56,376	51,406

Fees payable	54,995	49,185

Total liabilities	2,426,637	2,421,823

NET ASSETS	$29,720,104	$26,675,225

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 25, 2011 (amortized cost $7,300,000), securities are held in margin accounts as collateral for open futures and forwards	$7,300,000	24.6%	$7,300,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.1	324,150

Total unrealized appreciation on forward contracts		1.1	324,150

Unrealized depreciation on forward contracts
Currency		(0.8)	(238,220)

Total unrealized depreciation on forward contracts		(0.8)	(238,220)

Total forward contracts, at fair value		0.3%	$85,930

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.2)%	$(63,451)
Financial		(0.6)	(169,549)
Food & Fiber		(0.1)	(43,277)
Indices		(0.3)	(91,888)
Livestock		0.0 *	8,140
Metals		(0.3)	(81,025)

Total futures contracts purchased		(1.5)	(441,050)

Futures contracts sold
Currency		0.8	230,377
Energy		4.2	1,250,921
Financial		0.5	139,943
Food & Fiber		0.9	276,902
Indices		(0.1)	(16,535)
Metals		0.9	261,655

Total futures contracts sold		7.2	2,143,263

Total futures contracts, at fair value		5.7%	$1,702,213

Futures and forward contracts by country composition
Australia		(0.0)*%	$(14,382)
European Monetary Union		0.4	105,374
Great Britain		0.2	47,153
Japan		(0.7)	(212,146)
United States		5.4	1,609,962
Other		0.8	252,182

Total futures and forward contracts by country		6.0%	$1,788,143

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2010

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $9,598,087), securities are held in margin accounts as collateral for open futures and forwards	$9,600,000	36.0%	$9,598,087

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.8	224,585

Total unrealized appreciation on forward contracts		0.8	224,585

Unrealized depreciation on forward contracts
Currency		(0.1)	(36,460)

Total unrealized depreciation on forward contracts		(0.1)	(36,460)

Total forward contracts, at fair value		0.7%	$188,125

Futures contracts, at fair value
Futures contracts purchased
Currency		1.9%	$484,663
Energy		0.4	110,783
Financial		0.5	127,537
Food & Fiber		0.7	194,250
Indices		0.4	114,065
Livestock		0.3	92,460
Metals
233 contracts of CMX Gold expiring February 2011		4.0	1,067,060
Other		2.4	642,103

Total Metals		6.4	1,709,163

Total futures contracts purchased		10.6	2,832,921

Futures contracts sold
Currency		0.1	33,694
Energy		(0.1)	(30,980)
Financial		(0.1)	(22,344)
Indices		0.1	23,963
Metals		(1.3)	(354,138)

Total futures contracts sold		(1.3)	(349,805)

Total futures contracts, at fair value		9.3%	$2,483,116

Futures and forward contracts by country composition
Australian		0.0 *%	$3,134
European Monetary Union		0.3	81,278
Great Britain		0.3	72,763
Japan		0.8	210,666
United States		6.4	1,729,526
Other		2.2	573,874

Total futures and forward contracts by country		10.0%	$2,671,241

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment income
Interest income	$2,232	$5,834	$10,645	$6,886
Other Income	—	—	—	5,599

Total income	2,232	5,834	10,645	12,485

Expenses
Brokerage commissions	115,714	108,708	410,721	360,940
Management fee	177,498	98,218	505,376	285,529
Selling commission	113,580	1,658	322,540	31,461
Incentive fee	—	60,660	648,939	184,041
Operating expenses	59,166	32,739	168,456	95,176
Other	6,314	753	15,479	1,609

Total expenses	472,272	302,736	2,071,511	958,756

Net investment loss	(470,040)	(296,902)	(2,060,866)	(946,271)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	2,261,814	126,903	6,411,015	367,343
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	1,682,395	2,285,571	(883,098)	4,748,609

Net gain on investments	3,944,209	2,412,474	5,527,917	5,115,952

Net increase in net assets from operations	$3,474,169	$2,115,572	$3,467,051	$4,169,681

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended
	September 30,
	2011	2010
Increase in net assets from operations
Net investment loss	$(2,060,866)	$(946,271)
Net realized gain on futures and forward contracts	6,411,015	367,343
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(883,098)	4,748,609

Net increase in net assets from operations	3,467,051	4,169,681

Capital share transactions
Issuance of Units	8,149,507	8,354,127
Redemption of Units	(8,571,679)	(4,813,729)

Net increase (decrease) in net assets from capital share transactions	(422,172)	3,540,398

Net increase in net assets	3,044,879	7,710,079

Net assets, beginning of period	26,675,225	12,153,932

Net assets, end of period	$29,720,104	$19,864,011

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net increase in net assets from operations	$3,467,051	$4,169,681
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(27,546,385)	(19,693,586)
Maturities of U.S. government securities	29,848,550	18,850,000
Amortization of discounts and premiums	(4,078)	(5,229)
Due from brokers	(4,946,864)	(564,214)
Due from affiliate	5,599	(207,207)
Unrealized appreciation on open forward contracts	(99,565)	(50,022)
Unrealized depreciation on open forward contracts	201,760	(4,429,973)
Futures contracts purchased	3,273,971	(61,407)
Futures contracts sold	(2,493,068)	1,658
Incentive fee	(409,223)	—
Due to affiliate	—	(5,599)
Management fees payable	4,970	14,804
Fees payable	5,810	13,539

Net cash provided by (used in) operating activities	1,308,528	(1,967,555)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	8,231,690	7,241,447
Redemptions, net of change in redemptions payable	(8,543,610)	(4,653,660)

Net cash provided by (used in) financing activities	(311,920)	2,587,787

Net increase in cash	996,608	620,232

Cash, beginning of period	3,630,425	2,672,099

Cash, end of period	$4,627,033	$3,292,331

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
U.S. Government securities, at fair value (amortized cost of $4,200,000 and $4,949,019 as of September 30, 2011 and December 31, 2010, respectively)	$4,200,000	$4,949,019

Due from brokers	10,266,861	6,513,798

Futures contracts purchased	—	1,271,946

Unrealized appreciation on open forward contracts	162,075	95,755

Futures contracts sold	1,075,785	—

Cash	4,115,678	2,215,532

Due from affiliate	—	5,599

Total assets	19,820,399	15,051,649

LIABILITIES

Unrealized depreciation on open forward contracts	120,339	13,857

Futures contracts sold	—	143,844

Futures contracts purchased	276,396	—

Subscriptions received in advance	1,076,700	882,330

Redemptions payable	226,418	42,447

Incentive fee	—	198,986

Management fee	34,347	26,272

Fees payable	35,971	27,222

Total liabilities	1,770,171	1,334,958

NET ASSETS	$18,050,228	$13,716,691

Superfund Gold, L.P. Series A-1 Net Assets	$14,453,996	$10,835,030

Number of Units Series A-1 outstanding	8,235.777	6,916.044

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,755.03	$1,566.65

Superfund Gold, L.P. Series A-2 Net Assets	$3,596,232	$2,881,661

Number of Units Series A-2 outstanding	1,895.373	1,724.508

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,897.37	$1,671.00

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 25, 2011 (amortized cost $4,200,000), securities are held in margin accounts as collateral for open futures and forwards	$4,200,000	23.3%	$4,200,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.9	162,075

Total unrealized appreciation on forward contracts		0.9	162,075

Unrealized depreciation on forward contracts
Currency		(0.7)	(120,339)

Total unrealized depreciation on forward contracts		(0.7)	(120,339)

Total forward contracts, at fair value		0.2%	$41,736

Futures contracts, at fair value
Futures Contracts Purchased
Currency		(0.2)%	$(32,138)
Financial		(0.5)	(87,783)
Food & Fiber		(0.1)	(23,307)
Indices		(0.3)	(45,680)
Livestock		0.0 *	4,150
Metals		(0.5)	(91,638)

Total futures contracts purchased		(1.6)	(276,396)

Futures Contracts Sold
Currency		0.6	115,266
Energy		3.5	628,441
Financial		0.4	72,332
Food & Fiber		0.8	137,703
Indices		(0.0)*	(7,298)
Metals		0.7	129,341

Total futures contracts sold		6.0	1,075,785

Total futures contracts, at fair value		4.4%	$799,389

Futures and forward contracts by country composition
Australia		(0.1)%	$(8,216)
European Monetary Union		0.3	53,109
Great Britain		0.1	25,246
Japan		(0.6)	(110,517)
United States		4.2	754,120
Other		0.7	127,383

Total futures and forward contracts by country		4.6%	$841,125

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2010

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $4,949,019), securities are held in margin accounts as collateral for open futures and forwards	$4,950,000	36.1%	$4,949,019

Futures Contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	95,755

Total unrealized appreciation on forward contracts		0.7	95,755

Unrealized depreciation on forward contracts
Currency		(0.1)	(13,857)

Total unrealized depreciation on forward contracts		(0.1)	(13,857)

Total forward contracts, at fair value		0.6%	$81,898

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		1.5%	$208,888
Energy		0.3	44,259
Financial		0.4	55,066
Food & Fiber		0.6	81,781
Indices		0.4	46,624
Livestock		0.3	40,970
Metals
116 contracts of CMX Gold expiring February 2011		3.9	528,140
Other		1.9	266,218

Total Metals		5.8	794,358

Total futures contracts purchased		9.3	1,271,946

Futures Contracts Sold
Currency		0.1	14,250
Energy		(0.1)	(12,190)
Financial		(0.1)	(10,607)
Indices		0.1	9,628
Metals		(1.1)	(144,925)

Total futures contracts sold		(1.1)	(143,844)

Total futures contracts, at fair value		8.2%	$1,128,102

Futures contracts by country composition
Australia		0.0 *%	$1,134
European Monetary Union		0.2	32,375
Great Britain		0.2	30,179
Japan		0.7	92,656
United States		5.9	808,405
Other		1.8	245,251

Total futures contracts by country		8.8%	$1,210,000

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment income
Interest income	$1,330	$3,232	$5,365	$4,152
Other income	—	—	—	5,599

Total income	1,330	3,232	5,365	9,751

Expenses
Brokerage commissions	57,575	49,471	186,379	121,429
Management fee	105,613	44,963	279,880	112,931
Selling commission	75,744	1,658	198,842	31,461
Incentive fee	—	33,976	243,449	84,151
Operating expenses	35,204	16,490	93,293	40,476
Other	2,071	51	5,524	97

Total expenses	276,207	146,609	1,007,367	390,545

Net investment loss	(274,877)	(143,377)	(1,002,002)	(380,794)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	1,275,578	(14,612)	3,190,579	292,714
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	812,130	1,195,710	(368,875)	2,059,263

Net gain on investments	2,087,708	1,181,098	2,821,704	2,351,977

Net increase in net assets from operations	$1,812,831	$1,037,721	$1,819,702	$1,971,183

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series A-1*	$180.47	$142.90	$183.05	$317.16

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series A-1	$190.76	$130.74	$188.38	$274.93

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series A-2**	$191.48	$159.39	$204.67	$353.62

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series A-2	$214.69	$144.55	$226.37	$305.38

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series A-1 for the Three Months Ended September 30, 2011 and September 30, 2010: 8,122.38 and 5,546.27, respectively; and for the Nine Months Ended September 30, 2011 and September 30, 2010: 7,871.84 and 4,790.29, respectively.
**	Weighted average number of Units outstanding for Series A-2 for the Three Months Ended September 30, 2011 and September 30, 2010: 1,811.97 and 1,538.13, respectively; and for the Nine Months Ended September 30, 2011 and September 30, 2010: 1,850.80 and 1,277.94, respectively.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2011	2010
Increase in net assets from operations
Net investment loss	$(1,002,002)	$(380,794)
Net realized gain on futures and forward contracts	3,190,579	292,714
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(368,875)	2,059,263

Net increase in net assets from operations	1,819,702	1,971,183

Capital share transactions
Issuance of Units	6,077,919	5,624,810
Redemption of Units	(3,564,084)	(1,035,998)

Net increase in net assets from capital share transactions	2,513,835	4,588,812

Net increase in net assets	4,333,537	6,559,995

Net assets, beginning of period	13,716,691	3,434,355

Net assets, end of period	$18,050,228	$9,994,350

Series A-1 Units, beginning of period	6,916.044	2,388.395
Issuance of Series A-1 Units	2,965.586	4,204.975
Redemption of Series A-1 Units	(1,645.853)	(805.310)

Series A-1 Units, end of period	8,235.777	5,788.060

Series A-2 Units, beginning of period	1,724.508	818.846
Issuance of Series A-2 Units	691.201	840.459
Redemption of Series A-2 Units	(520.336)	(46.021)

Series A-2 Units, end of period	1,895.373	1,613.284

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net increase in net assets from operations	$1,819,702	$1,971,183
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(14,448,163)	(7,947,364)
Maturities of U.S. government securities	15,199,271	6,300,000
Amortization of discounts and premiums	(2,089)	(2,029)
Due from brokers	(3,753,063)	(1,434,448)
Due from affiliate	5,599	(5,599)
Unrealized appreciation on open forward contracts	(66,320)	(124,343)
Unrealized depreciation on open forward contracts	106,482	40,358
Futures contracts purchased	1,548,342	(1,946,475)
Futures contracts sold	(1,219,629)	(28,803)
Incentive Fee	(198,986)	1,658
Management fees payable	8,075	12,570
Fees payable	8,749	13,066

Net cash used in operating activities	(992,030)	(3,150,226)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	6,272,289	4,844,310
Redemptions, net of change in redemptions payable	(3,380,113)	(913,807)

Net cash provided by financing activities	2,892,176	3,930,503

Net increase in cash	1,900,146	780,277

Cash, beginning of period	2,215,532	1,739,581

Cash, end of period	$4,115,678	$2,519,858

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
U.S. Government securities, at fair value, (amortized cost of $3,100,000 and $4,649,068 as of September 30, 2011 and December 31, 2010, respectively)	$3,100,000	$4,649,068

Due from brokers	7,485,434	6,291,633

Futures contracts purchased	—	1,560,975

Unrealized appreciation on open forward contracts	162,075	128,830

Futures contracts sold	1,067,478	—

Cash	511,355	1,414,893

Total assets	12,326,342	14,045,399

LIABILITIES

Unrealized depreciation on open forward contracts	117,881	22,603

Futures contracts sold	—	205,961

Futures contracts purchased	164,654	—

Subscriptions received in advance	294,900	407,087

Redemptions payable	37,978	193,880

Incentive fee	—	210,237

Management fee	22,029	25,134

Fees payable	19,024	21,963

Total liabilities	656,466	1,086,865

NET ASSETS	$11,669,876	$12,958,534

Superfund Gold, L.P. Series B-1 Net Assets	$6,941,661	$7,815,597

Number of Units Series B-1 outstanding	4,534.435	5,784.122

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$1,530.88	$1,351.21

Superfund Gold, L.P. Series B-2 Net Assets	$4,728,215	$5,142,937

Number of Units Series B-2 outstanding	2,962.607	3,700.480

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,595.96	$1,389.80

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due November 25, 2011 (amortized cost $3,100,000), securities are held in margin accounts as collateral for open futures and forwards	$3,100,000	26.6%	$3,100,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.4	162,075

Total unrealized appreciation on forward contracts		1.4	162,075

Unrealized depreciation on forward contracts
Currency		(1.0)	(117,881)

Total unrealized depreciation on forward contracts		(1.0)	(117,881)

Total forward contracts, at fair value		0.4%	$44,194

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.3)%	$(31,313)
Financial		(0.7)	(81,766)
Food & Fiber		(0.2)	(19,970)
Indices		(0.4)	(46,208)
Livestock		0.0 *	3,990
Metals		0.1	10,613

Total futures contracts purchased		(1.5)	(164,654)

Futures contracts sold
Currency		1.0	115,111
Energy		5.3	622,480
Financial		0.6	67,611
Food & Fiber		1.2	139,199
Indices		(0.1)	(9,237)
Metals		1.1	132,314

Total futures contracts sold		9.1	1,067,478

Total futures contracts, at fair value		7.6%	$902,824

Futures and forward contracts by country composition
Australia		(0.1)%	$(6,166)
European Monetary Union		0.4	52,265
Great Britain		0.2	21,907
Japan		(0.9)	(101,629)
United States		7.3	855,842
Other		1.1	124,799

Total futures and forward contracts by country		8.0%	$947,018

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2010

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $4,649,068), securities are held in margin accounts as collateral for open futures and forwards
	$4,650,000	35.9%	$4,649,068

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		1.0	128,830

Total unrealized appreciation on forward contracts		1.0	128,830

Unrealized depreciation on forward contracts
Currency		(0.2)	(22,603)

Total unrealized depreciation on forward contracts		(0.2)	(22,603)

Total forward contracts, at fair value		0.8%	$106,227

Futures contracts, at fair value
Futures contracts purchased
Currency		2.1%	$275,775
Energy		0.5	66,524
Financial		0.6	72,471
Food & Fiber		0.9	112,469
Indices		0.5	67,441
Livestock		0.4	51,490
Metals
117 contracts of CMX Gold expiring February 2011		4.2	538,920
Other		2.9	375,885

Total Metals		7.1	914,805

Total futures contracts purchased		12.1	1,560,975

Futures contracts sold
Currency		0.2	19,444
Energy		(0.1)	(18,790)
Financial		(0.1)	(11,737)
Indices		0.1	14,335
Metals		(1.6)	(209,213)

Total futures contracts sold		(1.5)	(205,961)

Total futures contracts, at fair value		10.6%	$1,355,014

Futures and forward contracts by country composition
Australia		0.0 *%	$2,000
European Monetary Union		0.5	48,903
Great Britain		0.3	42,584
Japan		0.9	118,010
United States		7.1	921,121
Other		2.6	328,623

Total futures and forward contracts by country		11.4%	$1,461,241

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment income
Interest income	$902	$2,602	$5,280	$2,734

Total income	902	2,602	5,280	2,734

Expenses
Brokerage commissions	58,139	63,745	224,342	248,009
Management fee	71,885	48,747	225,496	164,100
Selling commission	37,836	26,684	123,698	99,890
Incentive Fee	—	—	405,490	—
Operating expenses	23,962	16,249	75,163	54,700
Other	4,243	702	9,955	1,512

Total expenses	196,065	156,127	1,064,144	568,211

Net investment loss	(195,163)	(153,525)	(1,058,864)	(565,477)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	986,236	141,515	3,220,436	74,629
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	870,265	1,089,861	(514,223)	2,689,346

Net gain on investments	1,856,501	1,231,376	2,706,213	2,763,975

Net increase in net assets from operations	$1,661,338	$1,077,851	$1,647,349	$2,198,498

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series B-1*	$205.46	$116.01	$161.94	$202.17

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series B-1	$195.61	$110.06	$179.66	$194.28

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series B-2**	$229.20	$129.47	$212.79	$237.65

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series B-2	$210.88	$118.35	$206.16	$213.66

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series B-1 for the Three Months Ended September 30, 2011 and September 30, 2010: 4,648.34 and 5,549.68, respectively; and for the Nine Months Ended September 30, 2011 and September 30, 2010: 5,696.03 and 7,177.88, respectively.
**	Weighted average number of Units outstanding for Series B-2 for the Three Months Ended September 30, 2011 and September 30, 2010: 3,081.49 and 3,352.32, respectively; for the Nine Months Ended September 30, 2011 and September 30, 2010: 3,406.81 and 3,195.81, respectively.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2011	2010
Increase in net assets from operations
Net investment loss	$(1,058,864)	$(565,477)
Net realized gain on futures and forward contracts	3,220,436	74,629
Net change in unrealized appreciation (depreciation) on futures and forward Contracts	(514,223)	2,689,346

Net increase in net assets from operations	1,647,349	2,198,498

Capital share transactions
Issuance of Units	2,071,588	2,729,317
Redemption of Units	(5,007,595)	(3,777,731)

Net decrease in net assets from capital share transactions	(2,936,007)	(1,048,414)

Net increase (decrease) in net assets	(1,288,658)	1,150,084

Net assets, beginning of period	12,958,534	8,719,577

Net assets, end of period	$11,669,876	$9,869,661

Series B-1 Units, beginning of period	5,784.122	7,174.897
Issuance of Series B-1 Units	1,273.912	2,048.322
Redemption of Series B-1Units	(2,523.599)	(3,545.091)

Series B-1 Units, end of period	4,534.435	5,678.128

Series B-2 Units, beginning of period	3,700.480	2,763.500
Issuance of Series B-2 Units	233.456	1,051.441
Redemption of Series B-2 Units	(971.329)	(357.065)

Series B-2 Units, end of period	2,962.607	3,457.876

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net increase in net assets from operations	$1,647,349	$2,198,498
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(13,098,222)	(11,746,222)
Maturities of U.S. government securities	14,649,279	12,550,000
Amortization of discounts and premiums	(1,989)	(3,200)
Due from brokers	(1,193,801)	870,234
Unrealized appreciation on open forward contracts	(33,245)	(82,864)
Unrealized depreciation on open forward contracts	95,278	(90,380)
Futures contracts purchased	1,725,629	(2,483,498)
Futures contracts sold	(1,273,439)	(32,604)
Incentive fee	(210,237)	—
Management fees payable	(3,105)	2,234
Fees payable	(2,939)	473

Net cash provided by operating activities	2,300,558	1,182,671

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,959,401	2,397,137
Redemptions, net of change in redemptions payable	(5,163,497)	(3,739,853)

Net cash used in financing activities	(3,204,096)	(1,342,716)

Net decrease in cash	(903,538)	(160,045)

Cash, beginning of period	1,414,893	932,518

Cash, end of period	$511,355	$772,473

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. - SERIES A and SUPERFUND GOLD, L.P. - SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

1.	Nature of operations

Organization and Business

Superfund Gold, L.P., a Delaware limited partnership (the “Fund”), commenced operations on April 1, 2009. The Fund was organized to trade speculatively in the United States (“U.S.”) and international commodity futures and forward markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading advisor of the Fund (“Superfund Capital Management”). The Fund has issued two series of units of limited partnership interest (the “Units”), each with a subseries (each a “sub-series”), Series A-1/A-2 and Series B-1/B-2 (each, a “Series”). Series A-1/A-2 and Series B-1/B-2 are traded and managed the same way, with the exception of the degree of leverage. Series B implements the Fund’s futures and forward trading program at a leverage level equal to approximately 1.5 times that implemented on behalf of Series A. Over the long term (periods of several years), the targeted average ratio of margin to equity for Series A is approximately 20% and approximately 30% for Series B. The leverage with which each of the Series is traded is the only difference between the Series. Sub-Series within a Series are not managed differently. Rather, Series A-1 Units and Series B-1 Units are subject to selling commissions. Series A-2 Units and Series B-2 Units are not subject to selling commissions but are available exclusively to: (i) investors participating in selling agent asset-based or fixed-fee investment programs or a registered investment adviser’s asset-based fee or fixed-fee advisory program through which an investment adviser recommends a portfolio allocation to the Fund and for which Superfund USA Inc. (“Superfund USA”) serves as selling agent, (ii) investors who purchased the Units through Superfund USA or an affiliated broker and who are commodity pools operated by commodity pool operators registered as such with the Commodity Futures Trading Commission and (iii) investors who have paid the maximum selling commission on their Series A-1 or Series B-1 Units (by re-designation of such Units as Series A-2 Units or Series B-2 Units as described herein). The foregoing eligibility requirements and selling commissions are the only differences between the Sub-Series within a Series.

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

Valuation of Investments in Futures Contracts, Forward Contracts and U.S. Treasury Bills

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

Investment Transactions, Investment Income and Expenses

Investment transactions are accounted for on a trade-date basis. Interest income and operating expenses are recognized on the accrual basis.

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of assets and liabilities as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting – Balance Sheet.

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

In May 2011, FASB issued Account Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments change some fair value measurement principles and disclosure requirements. The adoption of this guidance is not expected to have a material impact upon the Fund’s financial position and results of operations.

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. As of January 1, 2010, the Fund adopted ASU 2010-06 except for the disclosures about purchases, sales, issuances and settlements in the rollforward activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions has not had a material impact on the Fund’s financial statement disclosures.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended September 30, 2011, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2011, and December 31, 2010:

Superfund Gold, L.P.

	Balance September 30, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$7,300,000	$—	$7,300,000	$—
Unrealized appreciation on open forward contracts	324,150	—	324,150	—
Futures contracts purchased	2,143,263	2,143,263	—	—

Total Assets Measured at Fair Value	$9,767,413	$2,143,263	$7,624,150	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$238,220	$—	$238,220	$—
Futures contracts sold	441,050	441,050	—	—

Total Liabilities Measured at Fair Value	$679,270	$441,050	$238,220	$—

	Balance December 31, 2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,598,087	$—	$9,598,087	$—
Unrealized appreciation on open forward contracts	224,585	—	224,585	—
Futures contracts purchased	2,832,921	2,832,921	—	—

Total Assets Measured at Fair Value	$12,655,593	$2,832,921	$9,822,672	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$36,460	$—	$36,460	$—
Futures contracts sold	349,805	349,805	—	—

Total Liabilities Measured at Fair Value	$386,265	$349,805	$36,460	$—

Superfund Gold, L.P. – Series A

	Balance September 30, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,200,000	$—	$4,200,000	$—
Unrealized appreciation on open forward contracts	162,075	—	162,075	—
Futures contracts sold	1,075,785	1,075,785	—	—

Total Assets Measured at Fair Value	$5,437,860	$1,075,785	$4,362,075	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$120,339	$—	$120,339	$—
Futures contracts purchased	276,396	276,396	—	—

Total Liabilities Measured at Fair Value	$396,735	$276,396	$120,339	$—

	Balance December 31, 2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,949,019	$—	$4,949,019	$—
Unrealized appreciation on open forward contracts	95,755	—	95,755	—
Futures contracts purchased	1,271,946	1,271,946	—	—

Total Assets Measured at Fair Value	$6,316,720	$1,271,946	$5,044,774	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$13,857	$—	$13,857	$—
Futures contracts sold	143,844	143,844	—	—

Total Liabilities Measured at Fair Value	$157,701	$143,844	$13,857	$—

Superfund Gold, L.P. - Series B

	Balance September 30, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$3,100,000	$—	$3,100,000	$—
Unrealized appreciation on open forward contracts	162,075	—	162,075	—
Futures contracts sold	1,067,478	1,067,478	—	—

Total Assets Measured at Fair Value	$4,329,553	$1,067,478	$3,262,075	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$117,881	$—	$117,881	$—
Futures contracts sold	164,654	164,654	—	—

Total Liabilities Measured at Fair Value	$282,535	$164,654	$117,881	$—

	Balance December 31, 2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,649,068	$—	$4,649,068	$—
Unrealized appreciation on open forward contracts	128,830	—	128,830	—
Futures contracts purchased	1,560,975	1,560,975	—	—

Total Assets Measured at Fair Value	$6,338,873	$1,560,975	$4,777,898	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$22,603	$—	$22,603	$—
Futures contracts sold	205,961	205,961	—	—

Total Liabilities Measured at Fair Value	$228,564	$205,961	$22,603	$—

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

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of September 30, 2011 and December 31, 2010, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2011	Liability Derivatives at September 30, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$324,150	$—	$324,150

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(238,220)	(238,220)

Futures contracts	Futures contracts purchased & futures contacts sold	2,143,263	(441,050)	1,702,213

Totals		$2,467,413	$(679,270)	$1,788,143

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010	Liability Derivatives at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$224,585	$—	$224,585

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(36,460)	(36,460)

Futures contracts	Futures contracts purchased & futures contacts sold	2,832,921	(349,805)	2,483,116

Totals		$3,057,506	$(386,265)	$2,671,241

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(255,706)	$78,253

Futures contracts	Net realized gain on futures and forward contracts	2,517,520	1,604,142

Total		$2,261,814	$1,682,395

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$92,885	$(102,193)

Futures contracts	Net realized gain (loss) on futures and forward contracts	6,318,130	(780,905)

Total		$6,411,015	$(883,098)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain on futures and forward contracts	$169,428	$200,979

Futures contracts	Net realized gain (loss) on futures and forward contracts	(42,525)	2,084,592

Total		$126,903	$2,285,571

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(196,293)	$257,228

Futures contracts	Net realized gain on futures and forward contracts	563,636	4,491,381

Total		$367,343	$4,748,609

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$7,126	0.0	*	$(220,873)	(0.7)	$317,024	1.1	$(17,347)	(0.1)	$85,930
Currency	—	—		(63,451)	(0.2)	230,607	0.8	(230)	(0.0)*	166,926
Financial	56,925	0.2		(226,474)	(0.8)	164,922	0.6	(24,979)	(0.1)	(29,606)
Food & Fiber	—	—		(43,277)	(0.1)	278,221	0.9	(1,319)	(0.0)*	233,625
Indices	—	—		(91,888)	(0.3)	48,209	0.2	(64,744)	(0.2)	(108,423)
Metals	12,475	0.0	*	(93,500)	(0.3)	261,655	0.9	—	—	180,630
Livestock	8,140	0.0	*	—	—	—	—	—	—	8,140
Energy	—	—		—	—	1,251,581	4.2	(660)	(0.0)*	1,250,921

Totals	$84,666	0.3		$(739,463)	(2.5)	$2,552,219	8.6	$(109,279)	(0.4)	$1,788,143

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$193,612	0.7	$(14,156)	(0.1)		$30,974	0.1		$(22,305)	(0.1)	$188,125
Currency	484,663	1.8	—	—		53,250	0.2		(19,556)	(0.1)	518,357
Financial	135,655	0.5	(8,118)	(0.0	)*	6,771	0.0	*	(29,115)	(0.1)	105,193
Food & Fiber	195,205	0.7	(955)	(0.0	)*	—	—		—	—	194,250
Indices	207,408	0.8	(93,343)	(0.3)		23,963	0.1		—	—	138,028
Metals	1,715,408	6.4	(6,245)	(0.0	)*	—	—		(354,138)	(1.3)	1,355,025
Livestock	92,610	0.3	(150)	(0.0	)*	—	—		—	—	92,460
Energy	134,619	0.5	(23,836)	(0.1)		—	—		(30,980)	(0.1)	79,803

Totals	$3,159,180	11.7	$(146,803)	(0.5)		$114,958	0.4		$(456,094)	(1.7)	$2,671,241

*	Due to rounding

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	54	53	$302,988	$304,712

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	783	163
Financial	1,405	390
Food & Fiber	200	77
Indices	453	561
Metals	311	161
Livestock	64	46
Energy	218	489

Totals	3488	1,940

*	Based on quarterly holdings

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2010:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	75	59	$269,225	$169,808

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	540	147
Financial	1,041	566
Food & Fiber	161	29
Indices	978	339
Metals	374	28
Livestock	57	8
Energy	187	397

Totals	3,413	1,573

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(255,706)	$78,253	$(177,453)
Currency	(791,442)	56,094	(735,348)
Financial	2,943,880	(234,568)	2,709,312
Food & Fiber	(406,064)	165,339	(240,725)
Indices	(203,692)	(322,098)	(525,790)
Metals	2,195,727	499,846	2,695,573
Livestock	(211,200)	11,520	(199,680)
Energy	(1,009,689)	1,428,009	418,320

Total net trading gains (losses)	$2,261,814	$1,682,395	$3,944,209

	For the Nine Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$92,885	$(102,193)	$(9,308)
Currency	(330,404)	(351,429)	(681,833)
Financial	3,357,654	(134,801)	3,222,853
Food & Fiber	(644,748)	39,374	(605,374)
Indices	(1,129,675)	(246,451)	(1,376,126)
Metals	5,110,059	(1,174,394)	3,935,665
Livestock	(147,690)	(84,320)	(232,010)
Energy	102,934	1,171,116	1,274,050

Total net trading gains (losses)	$6,411,015	$(883,098)	$5,527,917

	For the Three Months Ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$169,428	$200,979	$370,407
Currency	668,052	186,260	854,312
Financial	483,757	(626,380)	(142,623)
Food & Fiber	(112,384)	268,935	156,551
Indices	(339,745)	196,296	(143,449)
Metals	61,277	1,708,278	1,769,555
Livestock	(4,460)	22,470	18,010
Energy	(799,022)	328,733	(470,289)

Total net trading gains (losses)	$126,903	$2,285,571	$2,412,474

	For the Nine Months Ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(196,293)	$257,228	$60,935
Currency	(42,779)	456,914	414,135
Financial	1,987,611	60,865	2,048,476
Food & Fiber	(288,507)	119,919	(168,588)
Indices	(312,319)	(165,925)	(478,244)
Metals	542,622	3,715,421	4,258,043
Livestock	(83,620)	21,500	(62,120)
Energy	(1,239,372)	282,687	(956,685)

Total net trading gains	$367,343	$4,748,609	$5,115,952

Superfund Gold, L.P. - Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of September 30, 2011 and December 31, 2010, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2011	Liability Derivatives at September 30, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$162,075	$—	$162,075

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(120,339)	(120,339)

Futures contracts	Futures contracts purchased & futures contacts sold	1,075,785	(276,396)	799,389

Totals		$1,237,860	$(396,735)	$841,125

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010	Liability Derivatives at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$95,755	$—	$95,755

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(13,857)	(13,857)

Futures contracts	Futures contracts purchased & futures contacts sold	1,271,946	(143,844)	1,128,102

Totals		$1,367,701	$(157,701)	$1,210,000

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(132,628)	$37,751

Futures contracts	Net realized gain on futures and forward contracts	1,408,206	774,379

Total		$1,275,578	$812,130

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$26,624	$(40,161)

Futures contracts	Net realized gain (loss) on futures and forward contracts	3,163,955	(328,714)

Total		$3,190,579	$(368,875)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain on futures and forward contracts	$76,378	$90,257

Futures contracts	Net realized gain (loss) on futures and forward contracts	(90,990)	1,105,453

Total		$(14,612)	$1,195,710

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain on futures and forward contracts	$52,845	$83,984

Futures contracts	Net realized gain on futures and forward contracts	239,869	1,975,279

Total		$292,714	$2,059,263

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$3,563	0.0	*	$(110,454)	(0.6)	$158,512	0.9	$(9,885)	(0.1)	$41,736
Currency	—	—		(32,138)	(0.2)	115,496	0.6	(230)	(0.0)*	83,128
Financial	33,701	0.2		(121,484)	(0.7)	84,739	0.5	(12,407)	(0.1)	(15,451)
Food & Fiber	—	—		(23,307)	(0.1)	138,372	0.8	(669)	(0.0)*	114,396
Indices	—	—		(45,680)	(0.3)	24,241	0.1	(31,539)	(0.1)	(52,978)
Metals	1,862	0.0	*	(93,500)	(0.5)	129,341	0.7	—	—	37,703
Livestock	4,150	0.0	*	—	—	—	—	—	—	4,150
Energy	—	—		—	—	629,101	3.5	(660)	(0.0)*	628,441

Totals	$43,276	0.2		$(426,563)	(2.4)	$1,279,802	7.1	$(55,390)	(0.3)	$841,125

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$84,142	0.6	$(4,472)	(0.0	)*	$11,613	0.1		$(9,385)	(0.1)	$81,898
Currency	208,888	1.5	—	—		22,631	0.2		(8,381)	(0.1)	223,138
Financial	58,501	0.4	(3,435)	(0.0	)*	1,766	0.0	*	(12,373)	(0.1)	44,459
Food & Fiber	82,217	0.6	(436)	(0.0	)*	—	—		—	—	81,781
Indices	84,851	0.7	(38,227)	(0.3)		9,628	0.1		—	—	56,252
Metals	797,284	5.8	(2,926)	(0.0	)*	—	—		(144,925)	(1.1)	649,433
Livestock	41,020	0.3	(50)	(0.0	)*	—	—		—	—	40,970
Energy	54,905	0.4	(10,646)	(0.1)		—	—		(12,190)	(0.1)	32,069

Totals	$1,411,808	10.3	$(60,192)	(0.4)		$45,638	0.4		$(187,254)	(1.5)	$1,210,000

*	Due to rounding

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	27	26	$149,110	$151,417

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	389	79
Financial	674	183
Food & Fiber	98	38
Indices	219	280
Metals	163	80
Livestock	32	23
Energy	109	242

Totals	1,711	951

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2010:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	32	23	$92,961	$48,205

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	242	59
Financial	398	275
Food & Fiber	60	14
Indices	386	126
Metals	177	13
Livestock	23	3
Energy	81	177

Totals	1,399	690

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(132,628)	$37,751	$(94,877)
Currency	(400,532)	33,714	(366,818)
Financial	1,428,380	(109,352)	1,319,028
Food & Fiber	(203,933)	84,337	(119,596)
Indices	(74,482)	(161,479)	(235,961)
Metals	1,264,940	210,610	1,475,550
Livestock	(106,470)	5,770	(100,700)
Energy	(499,697)	710,779	211,082

Total net trading gains	$1,275,578	$812,130	$2,087,708

	For the Nine Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$26,624	$(40,161)	$(13,537)
Currency	(224,113)	(140,009)	(364,122)
Financial	1,660,487	(59,911)	1,600,576
Food & Fiber	(313,000)	32,614	(280,386)
Indices	(558,303)	(109,231)	(667,534)
Metals	2,738,595	(611,727)	2,126,868
Livestock	(76,910)	(36,820)	(113,730)
Energy	(62,801)	596,370	533,569

Total net trading gains (losses)	$3,190,579	$(368,875)	$2,821,704

	For the Three Months Ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$76,378	$90,257	$166,635
Currency	243,735	102,203	345,938
Financial	129,081	(193,462)	(64,381)
Food & Fiber	(50,738)	103,586	52,848
Indices	(93,141)	56,057	(37,084)
Metals	(18,223)	897,278	879,055
Livestock	1,430	8,290	9,720
Energy	(303,134)	131,501	(171,633)

Total net trading gains (losses)	$(14,612)	$1,195,710	$1,181,098

	For the Nine Months Ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$52,845	$83,984	$136,829
Currency	68,640	172,156	240,796
Financial	533,364	3,178	536,542
Food & Fiber	(104,740)	83,617	(21,123)
Indices	(89,499)	16,415	(73,084)
Metals	294,098	1,555,501	1,849,599
Livestock	(16,220)	6,260	(9,960)
Energy	(445,774)	138,152	(307,622)

Total net trading gains	$292,714	$2,059,263	$2,351,977

Superfund Gold, L.P. - Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of September 30, 2011 and December 31, 2010, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2011	Liability Derivatives at September 30, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$162,075	$—	$162,075

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(117,881)	(117,881)

Futures contracts	Futures contracts purchased & futures contacts sold	1,067,478	(164,654)	902,824

Totals		$1,229,553	$(282,535)	$947,018

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010	Liability Derivatives at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$128,830	$—	$128,830

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(22,603)	(22,603)

Futures contracts	Futures contracts purchased & futures contacts sold	1,560,975	(205,961)	1,355,014

Totals		$1,689,805	$(228,564)	$1,461,241

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(123,078)	$40,502

Futures contracts	Net realized gain on futures and forward contracts	1,109,314	829,763

Total		$986,236	$870,265

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$66,261	$(62,032)

Futures contracts	Net realized gain (loss) on futures and forward contracts	3,154,175	(452,191)

Total		$3,220,436	$(514,223)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain on futures and forward contracts	$93,050	$110,722

Futures contracts	Net realized gain on futures and forward contracts	48,465	979,139

Total		$141,515	$1,089,861

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(249,138)	$173,244

Futures contracts	Net realized gain on futures and forward contracts	323,767	2,516,102

Total		$74,629	$2,689,346

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$3,563	0.0	*	$(110,419)	(0.9)	$158,512	1.4	$(7,462)	(0.1)	$44,194
Currency	—	—		(31,313)	(0.3)	115,111	1.0	—	—	83,798
Financial	23,224	0.2		(104,990)	(0.9)	80,183	0.7	(12,572)	(0.1)	(14,155)
Food & Fiber	—	—		(19,970)	(0.2)	139,849	1.2	(650)	(0.0)*	119,229
Indices	—	—		(46,208)	(0.4)	23,968	0.2	(33,205)	(0.3)	(55,445)
Metals	10,613	0.1		—	—	132,314	1.1	—	—	142,927
Livestock	3,990	0.0	*	—	—	—	—	—	—	3,990
Energy	—	—		—	—	622,480	5.3	—	—	622,480

Totals	$41,390	0.3		$(312,900)	(2.7)	$1,272,417	10.9	$(53,889)	(0.5)	$947,018

*	Due to rounding

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$109,470	0.9	$(9,684)	(0.1)		$19,361	0.1		$(12,920)	(0.1)	$106,227
Currency	275,775	2.1	—	—		30,619	0.3		(11,175)	(0.1)	295,219
Financial	77,154	0.6	(4,683)	(0.0	)*	5,005	0.0	*	(16,742)	(0.1)	60,734
Food & Fiber	112,988	0.9	(519)	(0.0	)*	—	—		—	—	112,469
Indices	122,557	0.9	(55,116)	(0.4)		14,335	0.1		—	—	81,776
Metals	918,124	7.1	(3,319)	(0.0	)*	—	—		(209,213)	(1.6)	705,592
Livestock	51,590	0.4	(100)	(0.0	)*	—	—		—	—	51,490
Energy	79,714	0.6	(13,190)	(0.1)		—	—		(18,790)	(0.1)	47,734

Totals	$1,747,372	13.5	$(86,611)	(0.6)		$69,320	0.5		$(268,840)	(2.0)	$1,461,241

*	Due to rounding

Series B average* monthly contract volume by market sector for quarter ended September 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	27	27	$153,878	$153,295

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	394	84
Financial	731	207
Food & Fiber	102	39
Indices	234	281
Metals	148	81
Livestock	32	23
Energy	109	247

Totals	1,777	989

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector for quarter ended September 30, 2010:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	43	36	$176,264	$121,603

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	298	88
Financial	643	291
Food & Fiber	101	15
Indices	592	213
Metals	197	15
Livestock	34	5
Energy	106	220

Totals	2,014	883

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(123,078)	$40,502	$(82,576)
Currency	(390,910)	22,380	(368,530)
Financial	1,515,500	(125,216)	1,390,284
Food & Fiber	(202,131)	81,002	(121,129)
Indices	(129,210)	(160,619)	(289,829)
Metals	930,787	289,236	1,220,023
Livestock	(104,730)	5,750	(98,980)
Energy	(509,992)	717,230	207,238

Total net trading gains	$986,236	$870,265	$1,856,501

	For the Nine Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$66,261	$(62,032)	$4,229
Currency	(106,291)	(211,420)	(317,711)
Financial	1,697,167	(74,890)	1,622,277
Food & Fiber	(331,748)	6,760	(324,988)
Indices	(571,372)	(137,220)	(708,592)
Metals	2,371,464	(562,667)	1,808,797
Livestock	(70,780)	(47,500)	(118,280)
Energy	165,735	574,746	740,481

Total net trading gains (losses)	$3,220,436	$(514,223)	$2,706,213

	For the Three Months Ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$93,050	$110,722	$203,772
Currency	424,317	84,057	508,374
Financial	354,676	(432,918)	(78,242)
Food & Fiber	(61,646)	165,349	103,703
Indices	(246,604)	140,239	(106,365)
Metals	79,500	811,000	890,500
Livestock	(5,890)	14,180	8,290
Energy	(495,888)	197,232	(298,656)

Total net trading gains	$141,515	$1,089,861	$1,231,376

	For the Nine Months Ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(249,138)	$173,244	$(75,894)
Currency	(111,419)	284,758	173,339
Financial	1,454,247	57,687	1,511,934
Food & Fiber	(183,767)	36,302	(147,465)
Indices	(222,820)	(182,340)	(405,160)
Metals	248,524	2,159,920	2,408,444
Livestock	(67,400)	15,240	(52,160)
Energy	(793,598)	144,535	(649,063)

Total net trading gains	$74,629	$2,689,346	$2,763,975

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of September 30, 2011 and December 31, 2010, there were no amounts due to brokers.

In the normal course of business, all of the Fund’s marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. On October 31, 2011, MF Global reported to the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”) possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. Superfund Capital Management closely monitored MF Global in recent weeks and began reducing its exposure to MF Global. In October, total trading positions and assets of the Fund held at MF Global were reduced by almost 78% and steps were initiated to transfer all remaining trading positions and assets from MF Global to other clearing brokers prior to the bankruptcy filing. Refer to the subsequent events note for the Fund’s potential exposure to the MF Global liquidation.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), not to exceed the amount of actual expenses incurred. In accordance with the Prospectus of the Fund dated May 13, 2011, included within the Post Effective Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-151632), Superfund USA an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commissions” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds price of such Unit.

Superfund Capital Management will also be paid a monthly performance fee equal to 25% of any new appreciation without respect to interest income. Trading losses will be carried forward and no further performance fee may be paid until the prior losses have been recovered.

8.	Financial highlights

Financial highlights for the period January 1 through September 30, 2011 are as follows:

	2011
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	13.5%	15.3%	17.4%	18.5%
Incentive fees	1.5%	1.8%	4.1%	3.7%

Total return after incentive fees	12.0%	13.5%	13.3%	14.8%

Ratios to average partners’ capital*
Operating expenses before incentive fees	6.7%	4.6%	7.4%	5.3%
Incentive fees	1.4%	1.7%	3.1%	3.0%

Total expenses	8.1%	6.3%	10.5%	8.3%

Net investment loss*	(6.6)%	(4.6)%	(7.4)%	(5.3)%

Net asset value per unit, beginning of period	$1,566.65	$1,671.00	$1,351.21	$1,389.80
Net investment loss	(106.66)	(90.74)	(122.82)	(102.90)
Net gain on investments	295.04	317.11	302.49	309.06

Net asset value per unit, end of period	$1,775.03	$1,897.37	$1,530.88	$1,595.96

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)** upon weighted average number of Units during period)	$183.05	$204.67	$161.94	$212.79

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$188.38	$226.37	$179.67	$206.16

*	Annualized for periods less than a year
**	Weighted average number of Units outstanding for Series A-1 and Series A-2 for the Nine Months Ended September 30, 2011: 7,871.84 and 1,850.80, respectively; and for Series B-1 and Series B-2: 5,696.03 and 3,406.81, respectively.

Financial highlights for the period January 1 through September 30, 2010 are as follows:

	2010
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	26.4%	28.1%	22.2%	24.1%
Incentive fees	0.4%	0.7%	0.0%	0.0%

Total return after incentive fees	26.0%	27.4%	22.2%	24.1%

Ratios to average partners’ capital*
Operating expenses before incentive fees	7.4%	5.3%	8.5%	6.5%
Incentive fees	0.4%	0.7%	0.0%	0.0%

Total expenses	7.8%	6.0%	8.5%	6.5%

Net investment loss*	(7.2)%	(5.2)%	(8.5)%	(6.5)%

Net asset value per unit, beginning of period	$1,056.90	$1,111.40	$873.68	$886.92
Net investment loss	(66.59)	(56.62)	(58.56)	(49.50)
Net gain on investments	341.52	362.00	252.84	259.56

Net asset value per unit, end of period	$1,331.83	$1,416.78	$1,067.96	$1,100.58

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)** upon weighted average number of Units during period)	$317.16	$353.62	$202.17	$237.65

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$274.93	$305.38	$194.28	$213.65

*	Annualized for periods less than a year
**	Weighted average number of Units outstanding for Series A-1 and Series A-2 for the Nine Months Ended September 30, 2010: 4,790.29 and 1,277.94, respectively; and for Series B-1 and Series B-2: 7,177.88 and 3,195.81, respectively.

Financial highlights for the period July 1 through September 30, 2011 are as follows:

	2011
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	12.2%	12.8%	14.6%	15.2%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	12.2%	12.8%	14.6%	15.2%

Ratios to average partners’ capital*
Operating expenses before incentive fees	6.5%	4.5%	7.2%	5.1%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	6.5%	4.5%	7.2%	5.1%

Net investment loss*	(6.5)%	(4.4)%	(7.2)%	(5.1)%

Net asset value per unit, beginning of period	$1,564.27	$1,682.68	$1,335.27	$1,385.08
Net investment loss	(29.16)	(21.46)	(27.91)	(20.72)
Net gain on investments	219.92	236.15	223.52	231.60

Net asset value per unit, end of period	$1,755.03	$1,897.37	$1,530.88	$1,595.96

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)** upon weighted average number of Units during period)	$180.47	$191.48	$205.46	$229.20

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$190.76	$214.69	$195.61	$210.88

*	Annualized for periods less than a year
**	Weighted average number of Units outstanding for Series A-1 and Series A-2 for the Three Months Ended September 30, 2011: 8,122.38 and 1,811.97, respectively; and for Series B-1 and Series B-2: 4,648.34 and 3,081.49, respectively.

Financial highlights for the period July 1 through September 30, 2010 are as follows:

	2010
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return
Total return before incentive fees	10.9%	11.4%	11.5%	12.0%
Incentive fees	0.0%	0.1%	0.0%	0.0%

Total return after incentive fees	10.9%	11.3%	11.5%	12.0%

Ratios to average partners’ capital*
Operating expenses before incentive fees	7.1%	5.1%	8.0%	6.0%
Incentive fees	0.0%	0.1%	0.0%	0.0%

Total expenses	7.1%	5.2%	8.0%	6.0%

Net investment loss*	(7.0)%	(5.0)%	(7.9)%	(5.9)%

Net asset value per unit, beginning of period	$1,201.09	$1,272.23	$957.90	$982.23
Net investment loss	(21.40)	(17.24)	(19.12)	(14.70)
Net gain on investments	152.14	161.79	129.18	133.05

Net asset value per unit, end of period	$1,331.83	$1,416.78	$1,067.96	$1,100.58

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)** upon weighted average number of Units during period)	$142.90	$159.39	$116.01	$129.47

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$130.74	$144.55	$110.06	$118.35

*	Annualized for periods less than a year
**	Weighted average number of Units outstanding for Series A-1 and Series A-2 for the Three Months Ended September 30, 2010: 5,546.27 and 1,538.13, respectively; and for Series B-1 and Series B-2: 5,549.68 and 3352.32, respectively.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $2,312,735 and $610,522, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $324,150 and $238,220, respectively, at September 30, 2011.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $1,161,003 and $361,614, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $162,075 and $120,339, respectively, at September 30, 2011.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $1,151,732 and $248,908, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $162,075 and $117,881, respectively, at September 30, 2011.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., and Rosenthal Collins Group, L.L.C. Prior to its insolvency filing, the Fund used MF Global, Inc. as one of its futures commission merchants. Refer to the Subsequent events note for the Fund’s potential exposure to the MF Global liquidation.

Superfund Capital Management monitors and attempts to control the Fund’s risk exposure on a daily basis through financial, credit, and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow Superfund Capital Management to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions, and collateral positions.

The majority of these futures and forwards mature within one year of September 30, 2011. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were filed and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements with the exception of the following:

On October 31, 2011, MF Global reported to the SEC and CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a SIPC-led liquidation proceeding would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. As of October 31, 2011, approximately $416,000 of Series A assets were still on deposit in accounts at MF Global. These assets represent approximately 2.1% of Series A’s net asset value of approximately $19.64 million. As of October 31, 2011 approximately $451,000 of Series B’s assets were still on deposit in accounts at MF Global. These assets represent approximately 3.8% of Series B’s net asset value of approximately $11.75 million. Of the approximately $416,000 of Series A Assets and $451,000 of Series B assets held at MF Global as of October 31, 2011, approximately $400 and $9,600, respectively were held in customer segregated accounts. The remaining Fund assets held at MF Global (approximately $416,000 for Series A and $441,000 for Series B) were held in customer secured amount accounts at the firm. To the best of our knowledge, there have been no reports of any deficiencies in the customer secured amount accounts. Superfund Capital Management, Inc. does not believe that the MF Global liquidation will have a material impact on the ongoing trading operations of the Fund or either Series However, because MF Global is still in the liquidation process, the MF Global liquidation proceedings may have an impact on the ability of Superfund Gold, L.P. to: satisfy redemption requests in the normal 20-day time period; adequately value redemption requests in the ordinary timeframe; accept new subscriptions and properly value the net asset value for new subscribers; and provide for accurate valuation in the Superfund Gold, L.P.’s account statements provided to participants. There can be no assurances that Superfund Gold, L.P. will have immediate access to any or all of its assets in accounts held at MF Global and as to the amount or value of those assets in the context of the bankruptcy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2011, subscriptions totaling $2,260,462 in the Fund have been accepted and redemptions over the same period totaled $1,912,597. For the quarter ended September 30, 2011, subscriptions totaling $1,469,843 in Series A-1, $401,972 in Series A-2, $266,147 in Series B-1, and $122,500 in Series B-2 have been accepted and redemptions over the same period totaled $709,574 in Series A-1, $53,528 in Series A-2, $709,201 in Series B-1 and $440,294 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward markets using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011

Series A:

Net results for the quarter ended September 30, 2011 were a gain of 12.2% in net asset value for Series A-1 and a gain of 12.8% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $1,812,831. This increase consisted of interest income of $1,330, trading gains of $2,087,708 and total expenses of $276,207. Expenses included $105,613 in management fees, $35,204 in operating expenses, $75,744 in selling commissions, $57,575 in brokerage commissions and $2,071 in other expenses. At September 30, 2011, the net asset value per Unit of Series A-1 was $1,755.03 and the net asset value per Unit of Series A-2 was $1,897.37.

Series B:

Net results for the quarter ended September 30, 2011 were a gain of 14.6% in net asset value for Series B-1 and a gain of 15.2% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $1,661,338. This increase consisted of interest income of $902, trading gains of $1,856,501 and total expenses of $196,065. Expenses included $71,885 in management fees, $23,962 in operating expenses, $37,836 in selling commissions, $58,139 in brokerage commissions and $4,243 in other expenses. At September 30, 2011, the net asset value per Unit of Series B-1 was $1,530.88 and the net asset value per Unit of Series B-2 was $1,595.96.

Nine Months Ended September 30, 2011

Series A:

Net results for the nine-month period ended September 30, 2011 were a gain of 13.5% in net asset value for Series A-1 and a gain of 15.3% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $1,819,702. This increase consisted of interest income of $5,365, trading gains of $2,821,704 and total expenses of $1,007,367. Expenses included $279,880 in management fees, $93,293 in operating expenses, $198,842 in selling commissions, $186,379 in brokerage commissions and $5,524 in other expenses. At September 30, 2011, the net asset value per Unit of Series A-1 was $1,755.03 and the net asset value per Unit of Series A-2 was $1,897.37.

Series B:

Net results for the nine-month period ended September 30, 2011 were a gain of 17.4% in net asset value for Series B-1 and a gain of 18.5% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $1,647,349. This increase consisted of interest income of $5,280, trading gains of $2,706,213 and total expenses of $1,064,144. Expenses included $225,496 in management fees, $75,163 in operating expenses, $123,698 in selling commissions, $224,342 in brokerage commissions and $9,955 in other expenses. At September 30, 2011, the net asset value per Unit of Series B-1 was $1,530.88 and the net asset value per Unit of Series B-2 was $1,595.96.

Fund results for 3rd Quarter 2011:

In September, the Fund’s trading strategies posted disappointing results as economic uncertainty spiked, precipitating a severe bout of commodity market liquidation and corresponding flight to the U.S. dollar and treasuries. Equities came under pressure early as poor U.S. unemployment data and growing dysfunction in European money markets prompted liquidation. Values remained under duress for the balance of the month as the International Monetary Fund, the U.S. Federal Reserve (the “Fed”), and the European Central Bank (“ECB”) offered bearish assessments of downside risks to global growth. The U.S. dollar gained along with U.S. and European treasuries as investors flocked to safe haven assets while awaiting further clarity from

European authorities. Gold and silver reversed August’s gains on a stronger U.S. dollar, increased margin requirements and collateral damage from commodity and equity market liquidation. Grains and soft commodities were hit particularly hard amid the fundamental reassessment of demand, a stronger U.S. dollar and improved production prospects. The Fund’s short-term strategies further detracted from overall performance as losses in currencies and energies offset gains in bonds, metals, and stocks. The Fund experienced significant losses in grains and agricultural markets in September. Losses were seen in grain market trades amid global economic concerns, weakening demand, seasonal harvest pressure and a strong U.S. dollar. Positions in agricultural products underperformed as the combination of excellent production and the increasing likelihood of a global recession resulted in heavy liquidation. Allocations to currencies and money markets also yielded negative returns in September. Losses in currency markets resulted from a massive flight out of risk assets, including commodities, commodity currencies and emerging market equities which propelled the U.S. dollar sharply higher against a global basket of currencies. Positions in global money markets lost ground in September as continued instability in financial markets led to choppy action at the top of the recent range. Pressure continued to mount on European officials as major bank shares fell amid reports of rising dysfunction in the inter-bank lending market. This prompted the major central banks to coordinate funding and stability to the system. The Fund’s models produced gains in metals and bonds in September. Metals markets saw positive results overall as the seemingly intractable European debt crisis escalated pessimism regarding industrial metal demand. The Fund’s bond portfolio continued to perform well during September as fear and central bank intervention drove major sovereign debt prices higher. As world commodity and equity prices fell, investors invested in into the safe haven assets of medium and long-term sovereign debt. The Fund’s perpetual long gold position produced losses in September. December Comex gold opened the month with new all-time highs before reversing to post a loss of 11.5% in volatile action. Losses accelerated after the Fed’s plan to purchase long-term debt was announced, citing increasing downside risks to economic growth. By minimizing inflation worries, the Fed’s action also paved the way for a massive exodus out of commodities. As the flight out of risk progressed, gold lost ground as institutions used recent profits to finance losses elsewhere.

In August, the Fund’s trading strategies yielded mixed results as volatility continued to rise in conjunction with political and economic uncertainty. Global contagion fears escalated to new levels during the month following the downgrade of U.S. debt and heightened fears of a downgrade of French debt. The Fund’s trend following models produced gains in bonds and money markets as safe haven capital flooded to sovereign debt. The Fund’s short-term strategies also contributed positively to overall performance as gains in bonds, metals and energies offset losses in stocks and currencies. The Fund’s perpetual long gold position furthered gains as gold futures increased over 12% while posting new all-time highs above $1900 per ounce. The Fund’s allocation to bond markets outperformed once again in August as the fear trade picked up momentum amid flagging consumer sentiment as governments continued to fail to address long-term deficit challenges. U.S. bonds skyrocketed over 7% as safe haven demand surged with the S&P downgrade of U.S. debt and subsequent heavy liquidation in global equity markets. The trading strategies also produced gains from short-term interest rate futures positions in August as the uptrend remained firmly entrenched. Short-term rate futures around the world spiked higher early in the month as equities sold off in response to uncertainty surrounding the debt of both sovereigns as well as major financial institutions. Somewhat paradoxically this led to a flight to safety to some of the very sovereigns that were coming under fire, most notably the U.S. Allocations to equities markets yielded negative results in August as global markets collapsed under the weight of fears surrounding the stability of major international banks. Equity market volatility skyrocketed as S&P’s downgrade of U.S. debt was followed by fears of a French downgrade due to exposure to Italy. Global growth expectations contracted quickly sending Italian (-15.7%), Spanish (-8.9%) and French (-11.4%) indices sharply lower, prompting regulators to establish short-selling bans. Short sellers responded by attacking Europe’s leading economy, sending Germany’s DAX to a loss of 19.4%. Asian markets also suffered amid global contagion fears, as Japan (-9%), Korea (-13%) and Singapore (-9.7%) witnessed declines. Late month news that Warren Buffet was investing $5 billion in embattled Bank of America shares along with a surprisingly strong U.S. durable goods number and a Greek bank merger restored some measure of confidence while limiting losses in the Dow Jones Industrial Average (the “Dow”) to 4.1%. The Fund’s currencies positions also yielded negative returns in August as the euro and U.S. dollar settled into tight ranges while risk currencies reversed lower. Other market sectors, relative to those discussed above, did not have a substantial influence on the Fund’s overall positive performance in the month of August.

In July, the Fund’s trading strategies bounced back to produce strong returns as global contagion fears resulted in strong moves for safe haven assets at the expense of risk. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds and stocks offset small losses in currencies, metals and energies. The strongest performing sectors on the month were bonds, metals and currencies, with bonds having the most substantial returns. Meanwhile, stock indices and grains produced moderate losses. The Fund’s perpetual gold position produced substantial positive returns in July as the debt crisis in Europe and the U.S. accelerated. The Fund’s bond positions performed well in July on speculation that there was an increasing likelihood of a debt-related slowdown in Europe and the U.S. German bonds rallied on demand for safe haven assets as CPI figures remained muted despite factory orders and exports easily surpassing expectations. The health of major banks in Italy and Spain came into question forcing Spanish and Italian yield to soar amid increasing loan losses for private banks. In the U.S., the combination of a disappointing early month jobs report and debt ceiling related slowdown fears supported the steady trend higher. Allocations to metals produced positive results on the month as policy maker deadlocks in Europe and the U.S. drove investors to the perceived safety of gold and silver. December gold finished 8.4% higher, surpassing the $1,637 level, while September silver added 15.2% to finish just over the $40 mark. London copper added 4.5% due to strong U.S. corporate earnings and a 20% increase in Chinese refined copper imports following May’s domestic stocks drawdown. An early month Chinese rate hike and a somewhat disappointing GDP report did little to slow the advance. The Fund’s currency market positions yielded positive results in July as early U.S. dollar strength reversed mid-month, giving way to concern over the risks associated with a failure to raise the U.S. debt ceiling. The first half of the month saw a significant euro weakness amid conflicting signals from various euro zone officials as to the ultimate fate of their heavily indebted members and the monetary union itself. The U.S. dollar rallied over 2% while the euro gave up over 3% amid Greek default talk and heightening Italian solvency concerns. From there, the U.S dollar reversed as global investors sought protection from a potential U.S. default as debt ceiling negotiations faltered. The Fund yielded slightly negative results in the stock indices sector in July as global markets continued to retrace from spring highs amid debt worries. Grain positions also experienced moderate losses in July on weather related yield uncertainty.

For the third quarter of 2011, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the currencies sector.

In June, the Fund’s trading strategies yielded negative results as the correction in stocks and commodities that began in May continued, only to reverse late in the month. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds, metals, and stocks offset losses in currencies and energies. The Fund underperformed in equities futures trading in June as stagnating growth and European sovereign debt worries sent indices sharply lower. European equities plummeted as EU officials, private creditors and the Greek government struggled to find a workable solution to the crisis. Meanwhile, the Fund’s bond strategies outperformed across the board in June, responding in a classic inverse manner to the factors impacting equities. German bunds moved steadily higher early as uncertainty over the status of Greek debt intensified. Lower than expected German factory orders and industrial production supported values as well. Australian bonds rallied, due in part to the attractive yield differential versus the U.S., Europe and Japan. The Fund’s allocation to global energy markets produced losses as the recent correction continued in June, reflecting increasing pessimism for economic prospects. Energy markets and commodity currencies sold off while treasuries gained on safe haven flows as softening manufacturing data prompted the ECB and the Fed to lower their longer term inflation estimates. However, with a late month agreement on a new aid package, equities and other risk assets reversed higher, while treasuries gave back earlier gains. Late month losses in previous metals and choppy action in base metals led to negative performance in that sector. The Fund’s trading models also produced losses in grains in June as improving weather and declining demand prospects associated with macroeconomic concerns led to sharp reversals. Gold and silver finished lower on the inflation outlook while grains sold off as excellent weather and an uncertain demand outlook led to higher inventory estimates. The Fund’s perpetual gold futures position yielded subpar results in June as choppy to slightly lower action eroded returns. Europe’s sovereign debt situation dominated much of the headlines as Greek, German and French officials struggled to come to common ground on new financing for the heavily indebted nation. Indeed, gold in euro terms established new all-time highs just below €1,100 per ounce on June 22nd before settling 2.1% lower near the €1,046 per ounce level with the passage of Greek austerity measures and dovish longer term inflation statements by the ECB and the Fed.

In May, the Fund’s medium to long term trading strategies underperformed as investors temporarily abandoned risk assets in favor of safe haven alternatives. The Fund’s short-term strategies also contributed negatively to overall performance as losses in equities, metals and currencies offset gains in bonds and energies. Equities reversed as declines in U.S. employment, housing and gross domestic product (“GDP”) combined with disappointing German factory orders to unnerve bullish investors. The Fund’s allocation to global stock indices underperformed despite a late recovery as the European debt crisis and a slowdown in manufacturing heightened fears of stagnant growth. The Fund’s bond strategies produced positive results across the board in May as safe haven assets pressed higher amid uncertainty concerning the sustainability of global economic growth. Treasuries rallied as bond yields in peripheral European states soared amid growing concern that a Greek default or restructuring was a real possibility. Allocations to currencies yielded poor results for the Fund in May as the U.S. dollar and euro reversed April’s action following the ECB’s unexpected removal of the “strong vigilance” on higher prices language from their May policy statement. The growing focus on the European sovereign debt situation prompted a flight out of risk assets and into the U.S dollar and the Swiss franc, which established a new record high against the euro. Energies and base metals saw sharp declines as a bearish Goldman Sachs commodity call, along with heightened volatility in forex markets tied to the problems in Europe, spurred liquidation. The Fund’s performance in the metals sector reversed as gold futures opened the month retracing over 6% from all time highs established on May 2nd. The weakness stemmed from massive liquidation in silver and receding inflation fears as European sovereign debt instability delayed near term prospects for an ECB rate hike. April gains turned into May losses for the Fund in energies as recent upward trends in crude oil, heating oil and gasoline gave way to significant declines. Grains endured more volatile action as extreme weather in the Northern Hemisphere continued to threaten production prospects. The Fund’s position in grains suffered due to continued volatility from broad based commodity selling, a reversal in the U.S. dollar and a surprise 8% upward revision in 2010-11 U.S. Department of Agriculture (“USDA”) corn ending stocks. The Fund’s perpetual long gold futures position underperformed in May as heavy early month liquidation led to an eventual loss of 1.3% for the precious metal. The market opened the month with a decline of over 6% from May 2nd record highs amid rumors that George Soros and Carlos Slim were cutting precious metal bets. Values stabilized slightly below $1,500 per ounce before rallying to finish near $1,535 per ounce amid safe haven buying.

In April, the Fund produced solid overall gains, rebounding from a subpar performance in March. Global equities continued to trend higher despite U.S and European debt issues, Mid-East unrest and the Japanese disaster. Manufacturing maintained its positive trajectory, with notable improvement in Germany driving the DAX over 6% higher while U.S. shares accelerated to new multi-year highs on strong corporate earnings. Bond markets reversed mid-month as a downgrade in the U.S. credit outlook temporarily shifted focus away from inflation and toward longer term obstacles to growth. Gold posted record highs above $1,500 per ounce and silver fell just short of the $50 per ounce mark, adding over 28% as the Fed’s reaffirmation of quantitative easing and a U.S. credit outlook downgrade sent the U.S. dollar plummeting. The Fund experienced uneven results in grains and agricultural markets amid volatile weather conditions. The Fund’s short-term strategies contributed positively to overall performance as gains in currencies, metals and stocks offset losses in bonds and energies. The Fund’s allocation to global stock indices performed well in April as the uptrend in equities continued. The Dow rose 4.4%, reaching mid-2008 highs on excellent quarterly earnings. Late-month results from Apple and IBM easily offset the downgrade of the U.S. credit outlook by S&P. European equities generally ignored sovereign debt worries, finishing broadly higher as surging Germany factory orders and industrial production set a positive tone. However, Greece’s ASE-20 moved back to its lows as debt restructuring rumors rattled investors. Asian indices tracked steadily higher, continuing to capitalize on China’s dynamic growth. Japan’s Nikkei (+1.3%) broke higher late as disaster recovery efforts progressed. The Fund yielded negative results in global bond markets in April as a mid-month reversal produced losses. German bunds continued their recent trend lower early in the month as strong economic data at home combined with sovereign debt fears on the periphery to drive yields higher. Ongoing inflation fears ahead of the ECB’s 25 basis point rate hike also exerted pressure. Values then recovered somewhat before vaulting higher in conjunction with the downgrade of the U.S. credit outlook by S&P as investors received a sobering reminder of the potential long-term risks to global growth prospects. The Fund experienced minor gains from its allocation to short-term interest rate futures in April in mixed action. Eurodollar futures trended higher as the Fed officially reiterated its commitment to completing the second round of quantitative easing (“QE2”) after some doubts were expressed last month. Euribor futures finished mixed as the ECB maintained its vigilant stance on inflation by raising their discount rate 25 basis points as expected. Allocations to currency markets yielded strong results in April as recent trends extended amid accelerating U.S. dollar weakness. The euro surged to its highest level since December of 2009 as an S&P downgrade of the U.S. credit outlook prompted severe U.S dollar weakness as the month came to a close. The Australian dollar marched 6.2% higher amid excellent export growth, while the New Zealand dollar rose by approximately the same percentage on a rising appetite for yield and risk as global investors sought to offset asset deterioration linked to inflation. The Colombian peso added another 5.5% amid heavy foreign direct investment flows into the oil and mining industries. Sweden’s krona and Brazil’s real also gained significantly as rate hikes attracted yield hungry investors. The Fund’s grain positions suffered losses in April amid heightened volatility as values fluctuated along with uncertain weather. Soybeans finished lower on the prospect of U.S. corn acres shifting to soybeans due to an excessively wet spring. A potentially record breaking South American crop led China to cancel U.S. purchases, while a bearish commodity call by Goldman Sachs pressured values as well. Wheat sold off late, losing 7% of its value as forecasts for badly needed rains in winter wheat areas offset the bullish effects of excessive moisture in spring wheat regions. Corn traded to all-time highs above $7.80 per bushel as poor planting progress threatened to exacerbate historically tight supplies. The Fund’s allocation to agricultural markets also resulted in losses for April as growing supplies offset the weaker U.S. dollar. June cattle (-6.2%) fell throughout the month after establishing record highs on April 4th as the U.S. Department of Agriculture (“USDA”) reported that commercial red-meat production reached a record high. June hogs also reversed to finish 8.4% lower after a reported 12% increase in frozen pork stocks versus last year. Cotton fell sharply on concern that China’s attempts to slow inflation using higher interest rates and reserve rate requirements would cut into demand. Meanwhile, July NY coffee established 14-year highs amid poor weather in South America. Allocations to metals outperformed in April as exceptional U.S. dollar weakness and rising inflation throughout the world propelled precious metals sharply higher. Gold saw an 8.1% gain, surpassing the $1,550 per ounce mark. July silver tacked on another 28%, pushing its year to date return to over 50% in frenzied action. Copper futures lost 3.4% as the U.S. credit downgrade and another reserve requirement hike in China dampened the growth outlook for the world’s two largest copper consumers. The Fund’s perpetual long gold position surged as gold futures rose to new all time highs in U.S. dollar terms. Consumer Price Index (“CPI”) readings in China, Europe and the U.S. continued to expand with rising energy markets, enhancing demand for the perceived inflation hedge. The U.S. dollar struggled early amid rate hikes in Europe and China, along with a number of hikes in lesser economies. The S&P downgrade of the U.S. long term credit outlook accelerated these U.S. dollar losses.

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

In February, the Fund’s allocation to equity markets performed well in February as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the Reserve Bank of Australia chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after CPI readings showed that prices were increasing at a 4.0% annualized rate, the highest level since fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in West Texas Intermediate (“WTI”) crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breach of the $4 British thermal level (“btu”) level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month. The Fund experienced gains in April gold contracts, which finished the month 5.6% higher as the market’s focus shifted from improving economic results to inflation risks. Gold rallied early as China responded aggressively to its inflation challenges with interest rate and reserve requirement hikes. While the unrest in Egypt subsided relatively peacefully, matters took a more violent turn in Bahrain and Libya as rising food costs exacerbated widespread discontent, fuelling skyrocketing energy markets which posed even greater inflation risks and support for gold. These factors produced an overall gain for the Fund’s perpetual long gold futures position.

In January, the Fund’s allocation to global equities finished mixed in January as disappointing performances in several peripheral markets offset steady trends in major indices. In Europe, several past laggards, including Greece, Italy and Spain finished the month 13.9%, 9.2% and 10.2% higher, respectively, as heavy ECB participation in secondary market debt auctions and plans for a comprehensive debt relief structure reassured investors. Small gains on positions in Germany’s DAX, France’s CAC40 and the Amsterdam EOE Index, which finished 2.5%, 5.1% and 1.3% higher, respectively, offset losses in the sector as several core European economies improved. U.S. equities pressed higher as improving employment figures and solid consumer demand elevated corporate earnings. The Fund experienced early losses in Australia’s SPI as epic flooding cut into 2011 GDP prospects. Chinese H-Shares reversed lower late in the month to the Fund’s detriment as authorities continued to struggle with inflation. Overall, a mixture of long and short stock indices positions led the Fund to an overall loss. The Fund’s allocation to global bond markets underperformed in January as investors exited safe haven assets in response to improving global economic conditions. The Fund experienced losses in its Japanese government bond positions as large auctions and generally poor economic performance resulted in a ratings agency debt downgrade, encouraging investors to put money to work outside the country. In Europe, investors sold bund and bobl futures as Euro-zone industrial production readings easily surpassed expectations. Additionally, positive dialogue from various heads of state regarding a comprehensive crisis solution was backed up by aggressive ECB purchases of Italian, Portuguese and Spanish debt in secondary markets, ensuring successful auctions for the embattled countries. In the U.S., performance suffered in choppy countertrend action as bond and note futures moved sideways to slightly higher as QE2 persisted in spite of rising inflation concerns in the rest of the world. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund experienced losses in the interest rates sector as European short rates reversed sharply from December’s strong close. While the ECB left rates unchanged in January, their policy minutes emphasized vigilance over price stability in the midst of rising commodity prices. Policy makers also noted that uncertainty remains elevated and some financial institutions still face the threat of balance sheet adjustments despite positive underlying momentum in the economy. They also stressed the need for Euro members to reduce debt-to-GDP ratios. Short rate futures in the U.S. finished near their highs as early weakness associated with a strong employment report was offset by staunchly accommodative Fed monetary policy. Their focus, in contrast to the ECB, continues to be focused on growth and full employment at the expense of inflation. Meanwhile, Australian short rate futures moved higher to the Fund’s benefit as epic flooding cut into 2011 GDP estimates, thereby reducing prospects for previously expected rate hikes. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund’s allocation to currency markets underperformed in January as the euro and British pound finished 2.4% and 2.8% higher against the U.S. dollar, respectively, and euro-zone regionals reversed late 2010 losses. Early month news that Japan would buy distressed sovereign debt and strong ECB secondary market participation in Portugal, Spain and Italian bond auctions provided support to these economies. As confidence in the euro improved, investors moved out of the Swiss franc, which finished 0.9% lower against the U.S. dollar, and back into risk plays in Hungary and Poland, which finished 5.4% and 4.1% higher, respectively, resulting in losses for the Fund. The Australian dollar finished 2.1% lower against the U.S. dollar as flood damage triggered a one-time levy, which tempered 2011 growth estimates and rate hike expectations. The Fund experienced losses in the yen following a credit rating downgrade as Japan’s huge debt load and limited policy options unnerved investors. Gains in the Mexican peso, which finished 1.8% higher against the U.S. dollar offset some losses in the sector as the peso rallied on prospects for a sustained U.S. economic recovery. The Fund’s mixture of long and short currency positions led to an overall loss on the month. The Fund experienced losses in the metals sector in January as gold and silver futures traded sharply lower amid growing optimism that the global economic recovery is gaining momentum. April gold finished with a loss of 6.2% as strong early month U.S. employment figures and ebbing contagion fears in Europe limited investors’ appetite for the alternative asset. March silver finished the month 8.8% lower in correlated action. The Fund’s allocation to industrial metals also suffered. The Fund’s positions in March Comex copper were stopped out after a 6.0% intra-month decline due to China raising its reserve requirement in response to elevated GDP and CPI reports. Fears that China would take more aggressive measures to limit growth led to losses in London aluminum, lead and zinc as several Chinese banks were forced to cease lending for the remainder of the month. A mixture of long and short metals positions led the Fund to an overall loss on the month. The Fund’s allocation to global energy markets produced positive returns in January as economic, logistical and geopolitical factors underpinned values. Strong U.S. employment figures and a pipeline shutdown in Alaska supported the Fund’s New York crude oil positions early in the month. However, elevated Chinese GDP and CPI readings precipitated another reserve requirement hike while increasing expectations for additional measures to slow their economy. This scenario, along with a bearish U.S. inventory report, contributed to losses for the Fund amid an 8.0% drop from intra-month highs. Long positions in brent crude finished 6.6% higher, surpassing $100 per barrel following a reversal in European demand expectations, an accident in the North Sea which idled 200k barrels of production and heightening unrest in Egypt. Front-month heating oil surged as well, adding 7.4% as exceptionally cold weather gripped the northern hemisphere, providing excellent returns for the Fund. A mixture of long and short energy positions led the Fund to an overall gain on the month.

For the first quarter of 2011, the most profitable market group overall was the energy sector while the greatest losses were attributable to positions in the stock indices sector.

Three Months Ended September 30, 2010

Series A:

Net results for the quarter ended September 30, 2010 were a gain of 10.9% in net asset value for Series A-1 and a gain of 11.4% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $1,037,721. This increase consisted of interest income of $3,232, trading gains of $1,181,098 and total expenses of $146,609. Expenses included $49,471 in management fees, $16,490 in operating expenses, $33,976 in selling commissions, $44,963 in brokerage commissions, $1,658 in incentive fees and $51 in other expenses. At September 30, 2010, the net asset value per Unit of Series A-1 was $1,331.83 and the net asset value per Unit of Series A-2 was $1,416.78.

Series B:

Net results for the quarter ended September 30, 2010 were a gain of 11.5% in net asset value for Series B-1 and a gain of 12.0% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $1,077,851. This increase consisted of interest income of $2,602, trading gains of $1,231,376 and total expenses of $156,127. Expenses included $48,747 in management fees, $16,249 in operating expenses, $26,684 in selling commissions, $63,745 in brokerage commissions and $702 in other expenses. At September 30, 2010, the net asset value per Unit of Series B-1 was $1,067.96 and the net asset value per Unit of Series B-2 was $1,100.58.

Nine Months Ended September 30, 2010

Series A:

Net results for the nine-month period ended September 30, 2010 were a gain of 26.4% in net asset value for Series A-1 and a gain of 28.1% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $1,971,183. This increase consisted of interest income of $4,152, trading gains of $2,351,977 and total expenses of $390,545. Expenses included $112,931 in management fees, $40,476 in operating expenses, $31,461 in selling commissions, $121,429 in brokerage commissions and $97 in other expenses. At September 30, 2011, the net asset value per Unit of Series A-1 was $1,331.83 and the net asset value per Unit of Series A-2 was $1,416.78.

Series B:

Net results for the nine-month period ended September 30, 2010 were a gain of 22.2% in net asset value for Series B-1 and a gain of 24.1% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $2,198,498. This increase consisted of interest income of $2,734, trading gains of $2,763,975 and total expenses of $568,211. Expenses included $164,100 in management fees, $54,700 in operating expenses, $99,890 in selling commissions, $248,009 in brokerage commissions and $1,512 in other expenses. At September 30, 2011, the net asset value per Unit of Series B-1 was $1,067.96 and the net asset value per Unit of Series B-2 was $1,100.58.

Fund results for 3rd Quarter 2010:

In September, the Fund’s allocation to global equities proved successful as equities moved sharply higher. Indices in the U.S. experienced gains as the combined effects of excellent technology earnings and elevated M&A activity drove the Nasdaq index 13.1% higher. Although short positions in European indices experienced losses as the Dow Jones Eurostoxx, France’s CAC-40 and Spain’s IBEX finished 5.0%, 6.4% and 2.5% higher, respectively, long positions in Korea’s Kospi index, which finished 7.4% higher, performed well amid upward revisions in the country’s current account surplus. A mixture of long and short positions led the Fund to an overall gain in the stock indices sector. The long-term upward trend in Canadian 3-month bank acceptance and Australian 90-day bank bill futures reversed, resulting in losses for the Fund’s short rates allocation. The selloff in Canada of 3-month bank notes was attributed to the Bank of Canada raising rates by 25 basis points for the third time since June, along with a better than expected rebound in Canadian employment and household spending. Australian short-term interest rates sold off dramatically in response to employers adding more jobs than forecasted. In the U.S., 3-month Eurodollar futures bucked the global trend, trading higher as better than expected economic data was overshadowed by statements that the Fed was prepared to implement a second wave of unconventional monetary easing. Long positions in short-term interest rate products led the Fund to an overall loss on the month. Negative dollar statements by the Federal Reserve served as a catalyst for extreme currency market moves worldwide. The Australian dollar led the way, finishing 9.0% higher on the U.S. dollar. The Swiss franc finished 3.5% higher as investors perceived a safe haven play with the Japanese yen and U.S. dollar in tumult. Emerging market currencies also performed well as the South African rand, Brazilian real and Korean won finished 6.0%, 3.7% and 4.8% higher, respectively. The Fund’s long positions in currency markets led to an overall gain on the month. The Fund obtained strong results from its allocation to the metals markets in September as investors sought safety from the devaluation of fiat currencies and exposure to alternative assets. As the dollar collapsed to a seven-month low, silver gained 12.2% on the month, breeching a 30-year high. Long positions in base metals performed well as positive early month manufacturing readings in the U.S. and China sent copper futures higher. London copper added 8.5% amid falling inventories while aluminum and nickel posted gains of 14.7% and 12.4%, respectively. Long positions in the metals sector led the Fund to an overall gain on the month. December gold futures marched higher in September, finishing up 4.7% on the month and establishing a new all-time high above $1,300 per ounce. As a result, the Fund’s long gold position produced an overall gain on the month.

In August, the Fund’s allocations to global equity futures markets underperformed as heightening uncertainty continued to drive market volatility. The Dow Jones index finished the month down 3.9% as a poor labor market, deteriorating durable goods sales and acute housing market declines challenged investor confidence. The Fund also lost ground in Europe as markets reversed lower with France’s CAC 40, Spain’s IBEX 35 and Italy’s MIB 40 finishing 4.2%, 2.7% and 6.3% lower, respectively. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The strong upward trend in U.S. Treasury bond futures persisted with the front-month contract trading to an 18-month high while front-month 10-year Japanese government bond futures traded up to their highest level since 2003 as Japan’s GDP growth missed expectations by rising at an annualized rate of only 0.4%. A mixture of long and short bond futures positions led the Fund to an overall gain on the month. The Fund’s net long allocation to short-term interest rate futures yielded positive returns in August due to the prevailing fear that global growth was languishing. The long-term upward trend in 3-month Eurodollar futures extended higher after the Fed reversed plans to exit from monetary stimulus and decided to keep its bond holdings level with the possibility of resuming purchases. Long positions in the interest rate sector led the Fund to an overall gain on the month. The Fund experienced gains from its allocation to currency markets as positions in the Japanese yen and the Swiss franc performed well amid a growing sense of uncertainty surrounding the global economic recovery. Japan’s currency rallied to a 15-year high against the U.S. dollar while the Swiss franc ended the month 2.2% higher. Alternatively, long positions in the Canadian dollar and Mexican peso ended the month 3.5% and 4.1% lower against the U.S. dollar as investors curbed exposure to these major U.S. trade partners’ currencies amid flagging U.S. data. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s trading systems yielded positive results in the metals sector as strong gains on long positions in gold outweighed negative performance in base metals. December gold contracts finished 5.5% higher as investment demand surged, more than doubling in the second quarter. Meanwhile, results suffered in the base metals as these markets succumbed to the same inputs that supported gold. In China, aluminum production was shuttered by another 330,000 tons while manufacturing grew at the slowest pace in 17 months, sparking fears of a double dip recession. These factors led to the possibility of weakening demand, subsequently putting downside pressure on London aluminum and nickel, which ended the month down 5.3% and 1.5%, respectively. A mixture of long and short metals positions led the Fund to an overall gain on the month. The Fund also saw strong results in global energy markets as these products established solid trends for most of August. Demand prospects for natural gas declined as July’s new and existing home sales data unexpectedly fell while initial jobless claims rose. Milder weather and the reduced threat of Atlantic hurricanes moving into the Gulf of Mexico pushed stockpiles to near-record highs. The Fund’s short positions in natural gas produced substantial gains as front-month futures traded well below the 50/100/200 day moving averages, finishing with a loss of 22.4% on the month. Rising U.S. jobless claims, contracting manufacturing and a widening trade deficit sent October crude down 9.3% on the month. A mixture of long and short positions in the energy sector led the Fund to an overall gain for the month. Gold futures marched steadily higher in August as investors became more and more convinced that neither the U.S. dollar nor the euro offered a safe alternative for their assets. December gold futures recouped all of July’s losses, finishing the month 5.5% higher as investors grew increasingly concerned with macroeconomic data in the U.S. and Europe. The Fund’s long gold position produced an overall gain on the month.

In July, equities rallied impressively despite macroeconomic data that continued to point to various challenges moving forward. Strong corporate earnings reports, increased certainty following the passage of the Dodd-Frank financial reform law and a settlement between the SEC and Goldman Sachs combined to produce sharply higher equity prices. The S&P 500 rallied to finish the month 7.0% higher, stopping out the Fund’s short positions early in the month. Asian equities also moved higher, fueled by growing optimism in China. The Hang Seng index responded with steady returns, finishing the month 4.4% higher, while Australia’s SPI 200 gained 4.7% on the month. In Europe, the UK’s FTSE 100 and the Amsterdam EOE Index recovered most of the prior month’s losses, ending the month 7.2% and 4.4% higher, respectively, due in part to positive European bank stress tests results. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The U.S. dollar index declined 5.4% on the month amid falling U.S. household sentiment, poor private sector job growth and expectations of rate increase diminishing. Accordingly, investors rotated assets into alternative safe haven currencies such as the Japanese yen and the Swiss franc, which ended the month 2.4% and 3.5% higher, respectively. The Australian dollar finished the month 7.4% higher as prospects for higher interest rates increased amid strong consumer prices and surging metals markets. Asian regional currencies also fared well as the Singapore dollar and New Zealand dollar finished the month 2.6% and 6.0% higher, respectively, benefitting from a return of risk appetite and increasing comfort with Chinese growth prospects following a sharp reversal higher in Chinese equities. The Fund’s long positions in the currency sector led to an overall gain on the month. The energy sector languished as mixed fundamental data produced choppy range-bound markets in both crude oil and natural gas. Large natural gas reserves caused prices to fall throughout the month even as above-average temperatures across the U.S. bolstered cooling demand. Similarly, short positions in crude oil suffered as positive U.S. retail sales figures and the IMF boosting its growth forecast sent values higher. A decrease in jobless claims combined with improving confidence in Europe’s economic recovery to spur initiation of long positions by month-end as September crude oil futures finished 3.7% higher on the month. A mixture of long and short positions in the energy sector led the Fund to an overall loss on the month. After establishing all-time highs in June, gold futures responded with steadily lower action throughout July, finishing with a loss of 5.1% on the month. Perceived structural stability in Europe following the positive results of the banking sector stress tests eliminated a key source of gold sponsorship. Furthermore, excellent corporate earnings also contributed to losses as investors became more comfortable investing in depressed equity markets than on gold at historic highs. The Fund’s long gold position produced an overall loss on the month.

For the third quarter of 2010, the most profitable market group overall was the metals sector, while the greatest losses were attributable to positions in the energy sector.

Fund results for 2nd Quarter 2010:

In June, the Fund’s allocations to global equity indices underperformed as volatile action resulted in losses. Extremely poor housing and retail sales figures spurred profit-taking, leaving front-month Dow futures down 3.5% on the month. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector for the month. Stronger results were obtained in the global bond markets as weaker than expected fundamental and inflation data complemented intensifying euro area sovereign debt risk, thus prompting widespread buying of bonds. September 30-year U.S. Treasury bonds surged after U.S. employment increased less than previously forecasted with private payrolls accounting for only 10% of the jobs added. A mixture of long and short positions led the Fund to an overall gain in the bond sector for the month. Allocations to the energy sector underperformed amid significant losses in natural gas futures following an 18% rally through mid-month. Mild weather moved in toward the end of the month, sending values sharply lower and leaving the August contract with only a modest gain of 4.7%. A mixture of long and short positions led the Fund to an overall loss in the energy sector for the month. The Fund’s gold hedge experienced gains as gold futures posted new all-time highs as unease surrounding the sustainability of the global recovery continued to mount. In euro terms, gold traded near the €1,050 per ounce level due to early month news of a possible Hungarian default and ongoing civil strife in Europe. Meanwhile in the U.S., poor retail sales, weak consumer confidence and falling housing figures supported August gold to a gain of 2.5%. Growing concern surrounding Chinese growth also cast a pall over risk assets, providing support to gold into month-end.

In May, the Fund’s allocation to global equities lost ground as weakness in the global financial system from April carried over into the month. Germany’s Dax, the UK’s FTSE and the Dow finished the month down 2.1%, 5.2% and 7.6%, respectively. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector on the month. The Fund’s long positions in the global bond futures markets provided positive returns as the sovereign debt crisis in the euro area intensified, prompting the purchase of safe-haven government securities. Front-month U.S. 30-year Treasury bonds posted 18-month highs on speculation that the debt contagion could hamper the fragile global economic rebound. The Fund’s long positions in the bond sector led to an overall gain on the month. Fallout from a lack of European consensus in dealing with the sovereign debt crisis triggered soaring borrowing costs that closely resembled the levels of mistrust seen following the 2008 collapse of Lehman Brothers. The euro and Swiss franc fell 7.3% and 6.8%, respectively, while the regional currencies of Hungary, Poland and Denmark also declined 11.0%, 12.7% and 7.8%, respectively. The Fund experienced an overall loss on the month from its mixture of long and short currency sector positions. July crude oil traded as low as $67.24 per barrel on May 25th before a late-month rally based on strong consumer confidence and durable goods orders led to a close of $73.98, which still represented a 16.2% loss for the month. Gasoline and heating oil followed crude oil lower as front-month contracts finished the month down 15.4% and 14.1%, respectively. A mixture of long and short positions led the Fund to a relatively large loss in the energies sector for the month. August gold futures endured volatile price action during the month of May and finished 2.7% higher in U.S. dollar terms, while adding 11.2% in euro terms. Futures rallied to a new record high by mid-month amid concerns that the European debt crisis could worsen to the point that the euro would no longer be considered a fiat currency. The Fund’s gold hedge experienced an overall gain on the month.

In April, markets around the globe finished with mixed results. Stocks came under acute pressure in Europe as concerns continued over the financial condition of several European Union members. Japan’s Nikkei and Australia’s SPI finished with modest losses, down 0.4% and 1.2%, respectively, while gains were seen in Taiwan and Singapore, finishing 1.1% and 3.1% higher, respectively, as those economies benefited from rebounding export demand. In the U.S., the NASDAQ and the Dow finished the month 2.1% and 1.5% higher, respectively. A mixture of long and short positions led the Fund to an overall gain on the month in the stock indices sector. Early month news that the U.S. economy added 162,000 jobs combined with excellent growth in the U.S. services industry propelled crude oil futures to their highest levels since the fall of 2008. Later in the month, excellent U.S. corporate earnings, rising consumer confidence and the loss of a production platform in the Gulf of Mexico propelled July crude to a 4.3% gain. June gasoline futures finished 4.1% higher as a late month inventory report showed supplies had fallen more than expected. A mixture of long and short positions led the Fund to an overall gain in the energies sector on the month. The Fund experienced strong gains on its June gold futures, as the metal finished the month 5.8% higher. The Fund’s long positions in the metals sector resulted in gains for the month.

For the second quarter of 2010, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the energy sector.

Fund results for 1st Quarter 2010:

In March, the Fund saw excellent results in the equities sector as global stock markets throughout the world surged. Rising business confidence in Germany propelled the DAX to a gain of 9.7%, while Italy’s MIB40, Spain’s IBEX and Poland’s WIG20 finished up 8.5%, 4.8% and 12.6%, respectively. In Asia, Japan’s Nikkei finished up 10.3% and in the U.S., the S&P 500 and the Dow finished up 6.0% and 5.3%, respectively. A mixture of long and short positions in the stock indices sector led to a gain for the Fund for the month. The Fund continued to experience significant gains from its energy positions as global economic strength propelled crude oil demand expectations higher while warm weather and inflated inventories extended the downtrend in natural gas prices. Front-month crude oil futures finished up 4.7% on the month. The U.S. increased the number of natural gas rigs to 941, up 16.0% from a year earlier. These factors, combined with a mild weather forecast, sent front-month natural gas down, finishing 19.6% lower on the month. A mixture of long and short positions in the energy sector led to a gain for the Fund for the month. The Fund also experienced positive results in its long metals positions as base metals surged despite the stronger U.S. dollar. London copper finished 8.4% higher as exchange inventories fell for most of the month. London nickel rose to its highest level since June 2008, finishing 17.9% higher. The Fund’s long positions in the metals sector resulted in an overall gain for the month. Front-month gold futures experienced sideways price action during the month of March and closed with a slight decline in U.S. dollar terms. In relation to the euro, the rally in gold futures continued and reached another record high as the worries regarding the European sovereign debt crisis widened.

In February, world bond markets experienced volatile action as sovereign debt contagion worries spread while economic data showed promising signs. The Fund’s net short position in U.S. 30-year Treasury bonds resulted in small losses as futures rallied near month-end despite better than expected economic reports. In Europe, March bonds surged at month-end to finish moderately higher, producing overall gains for the Fund’s long positions. Overall, a mixture of long and short positions in the bonds sector produced a gain for the Fund for the month. Global short-term interest rate futures traded higher in February, continuing a strong-upward trend and providing the Fund with positive returns. In the U.S., three-month Eurodollar futures rallied to new highs after the Fed unexpectedly raised the discount rate but reaffirmed that the federal funds rate will remain at exceptionally low levels for an extended period. The Fund’s long positions in the interest rates sector resulted in a gain for the month. Fundamentals in the grain sector improved enough to offset the U.S. dollar rally. May soybeans, wheat and corn finished the month 3.9%, 6.3% and 5.7% higher, respectively. A mixture of long and short positions in the grains sector led to a loss for the Fund on the month. The Fund experienced positive returns in global energy markets in February as macroeconomic data continued to show strength. Crude oil finished 8.5% higher and natural gas finished 6.1%. A mixture of long and short positions in the energy sector led to an overall loss for the Fund on the month. New York and London front-month sugar futures reversed sharply, finishing the month 19.2% and 9.8% lower, respectively, while May New York cocoa contracts lost 10.2% on the month. Chinese cotton production was estimated to have fallen 15.0% from the prior year, propelling May cotton to a gain of 16.7% on the month. A mixture of long and short positions in the agricultural sector led to a loss for the Fund on the month. In the month of February, front-month gold futures rallied and finished the month with a gain of 3.3%. Buying was attributed to investors exiting the euro due to the intensifying Greek sovereign debt crisis and seeking the safety of gold as an alternative currency. Gold futures proceeded to trade to a record-high in euro currency terms near month-end.

In January, global equities continued to trend higher but reversed sharply by month-end. In the U.S., the Dow and Nasdaq Composite Index finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the UK’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the U.S. dollar following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively against the U.S dollar. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7.0% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17.0%, while lead and copper lost 17.1% and 9.0%, respectively on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month. Front-month gold futures ended the month of January down 1.3% as the U.S. dollar appreciated amid widespread deleveraging, which decreased the buying of gold as an alternative investment. The combination of the Chinese moving to limit excessive growth in their economy and the U.S. government’s planned initiative to ban proprietary trading by U.S. banks contributed to the decline.

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

Prior to its insolvency filing, the Fund used MF Global, Inc. as one of its futures commission merchants. On October 31, 2011, MF Global reported to the SEC and CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a SIPC-led liquidation proceeding would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. As of October 31, 2011, approximately $416,000 of Series A assets were still on deposit in account at MF Global. These assets represent approximately 2.1% of Series A’s net asset value of approximately $19.64 million. As of October 31, 2011 approximately $451,000 of Series B assets were still on deposit in account at MF Global. These assets represent approximately 3.8% of Series B’s net asset value of approximately $11.75 million. Superfund Capital Management, Inc. does not believe that the MF Global liquidation will have a material impact on the ongoing trading operations of the Fund or either Series.

OFF-BALANCE SHEET ARRANGEMENTS

The Fund does not engage in off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of each Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2011 and December 31, 2010.

CRITICAL ACCOUNTING POLICIES - VALUATION OF THE FUND’S POSITIONS

Superfund Capital Management believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The Fund uses the amortized cost method for valuing

U.S. Treasury Bills. Superfund Capital Management believes the cost of securities plus accreted discount, or minus amortized premium, approximates fair value. The majority of the Fund’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot and forward foreign currency or swap contracts held by the Fund will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets will be valued on a daily basis using objective measures. Please see Note 3 of the financial statements, Fair Value Measurements, for more detailed information regarding valuation of the Fund’s positions

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no sales of unregistered securities during the quarter ended September 30, 2011.

(b)	Updated information required by Item 701(f) of Regulation S-K:

(1)	The use of proceeds information is being disclosed for Registration Statement No. 333-151632 declared effective on February 17, 2009.

(4)	(iv)	As of September 30, 2011, the Fund sold $13,658,875 of Series A-1 Units, $3,252,334 of Series A-2 Units, $10,306,391 of Series B-1 Units and $4,004,716 of Series B-2 Units.

	(v)	As of September 30, 2011, the Fund incurred expenses for the account of the Fund totaling $4,479,011 of which $3,794,633 was paid to Superfund Capital Management and $684,378 was paid to Superfund USA.

	(vi)	Net offering proceeds to the Fund as of September 30, 2011 were $26,743,305.

	(vii)	As of September 30, 2011, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with Superfund Capital Management’s trading program totaled $26,743,305.

(c)	Pursuant to the Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2011:

Series A-1:
Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2011	129.854	1,777.43
August 31, 2011	139.233	2,015.88
September 30, 2011	112.818	1,755.03

Total	381.905

Series A-2:
Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2011	0.000	1,915.17
August 31, 2011	24.602	2,175.75
September 30, 2011	0.000	1,897.37

Total	24.602

Series B-1:
Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2011	371.632	1,554.54
August 31, 2011	52.758	1,774.2
September 30, 2011	24.808	1,530.88

Total	449.198

Series B-2:
Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2011	19.261	1,615.22
August 31, 2011	221.530	1,847.08
September 30, 2011	0.000	1,595.96

Total	240.791

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	SUPERFUND GOLD, L.P.
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