Form 10-K
period 2011-12-31
SUPERFUND GOLD, L.P.
filed 2012-03-29
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated May 13, 2011, included within the Post-Effective Amendment No. 3 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (File No. 333-151632), is incorporated by reference into Item 1 and Item 5.

PART I

Item 1. Business.

(a) General Development of Business

Superfund Gold, L.P., (the “Fund”) is a limited partnership which was organized on March 19, 2008 under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Second Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund offers two series of limited partnership units (the “Units”): Series A and Series B (each, a “Series”). Series B implements the Fund’s futures and forward trading program at a leverage level equal to approximately 1.5 times that implemented on behalf of Series A. Over the long term (periods of several years), the targeted average ratio of margin to equity for Series A is approximately 20% and approximately 30% for Series B. The leverage with which each of the Series is traded is the only difference between the Series.

Within each Series, Units are issued in two sub-Series (each a “Sub-Series”). Sub-Series within a Series are not managed differently. Rather Series A-1 Units and Series B-1 Units are subject to selling commissions. Series A-2 Units and Series B-2 Units are not subject to selling commissions but are available exclusively to: (i) limited partners of the Fund (“Limited Partners”) participating in selling agent asset-based or fixed-fee investment programs or a registered investment adviser’s asset-based fee or fixed-fee advisory program through which an investment adviser recommends a portfolio allocation to the Fund and for which Superfund USA, Inc. (“Superfund USA”) serves as selling agent, (ii) investors who purchased the Units through Superfund USA or an affiliated broker and who are commodity pools operated by commodity pool operators registered as such with the Commodity Futures Trading Commission (the “CFTC”), and (iii) investors who have paid the maximum selling commission on their Series A-1 or Series B-1 Units (by redesignation of such Units as Series A-2 Units or Series B-2 Units as described herein). The foregoing eligibility requirements and selling commissions are the only differences between the Sub-Series within a Series.

The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forwards markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward markets using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month and as periodically readjusted during each month to reflect the profits and losses from the Series’ futures and forward trading activities during the month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold. The general partner and trading manager of the Fund is Superfund Capital Management, Inc., formerly known as Quadriga Capital Management, Inc. (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is subject to the provisions of the Commodity Exchange Act, the regulations of the CFTC, and the rules of the National Futures Association (the “NFA”).

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

In the initial and continuing offering periods through December 31, 2011, subscriptions totaling $15,384,698 in Series A-1, $3,610,873 in Series A-2, $10,686,591 in Series B-1, and $4,132,221 in Series B-2 had been accepted and redemptions over the same period totaled $4,671,307 in Series A-1, $999,863 in Series A-2, $7,497,196 in Series B-1, and $1,830,706 in Series B-2.

The term of the Fund commenced on the day on which the Certificate of Limited Partnership was filed with the Secretary of State of the State of Delaware pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act and will end upon the first of the following to occur: (i) receipt by Superfund Capital Management of an approval to dissolve the Fund at a specified time by Limited Partners owning Units representing more than fifty percent (50%) of the outstanding Units of each Series then owned by Limited Partners of each Series, notice of which is sent by certified mail return receipt requested to Superfund Capital Management not less than 90 days prior to the effective date of such dissolution; (ii) withdrawal, insolvency or dissolution of Superfund Capital Management or any other event that causes Superfund Capital Management to cease to be the general partner of the Fund, unless (a) at the time of each event there is at least one remaining general partner of the Fund who carries on the business of the Fund (and each remaining general partner of the Fund is hereby authorized to carry on the business of general partner of the Fund in such an event), or (b) within 120 days after such event Limited Partners of a Series holding a majority of Units of such Series agree in writing to continue the business of the Fund and such Series and to the appointment, effective as of the date of such event, of one or more general partners of the Fund and such Series; (iii) a decline in the aggregate net assets of each Series to less than $500,000 at any time following commencement of trading in the Series; or (iv) any other event which shall make it unlawful for the existence of the Fund to be continued or which requires termination of the Fund.

(b) Financial Information about Industry Segments

The Fund’s business constitutes only one segment, i.e., a speculative commodity pool. The Fund does not engage in sales of goods or services. Financial information regarding the Fund’s business is set forth in the Fund’s financial statements included as Exhibit 13.01 to this report.

(c) Narrative Description of the Business

A description of the business of the Fund, including trading approach, rights and obligations of the Limited Partners, and compensation arrangements is contained in the Fund’s Prospectus dated May 13, 2011, under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges” and such description is incorporated herein by reference from the Prospectus.

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

The Fund trades on domestic and international exchanges in more than 120 futures and forward contracts. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series as of the beginning of each month and as periodically readjusted during each month to reflect profits and losses from the Series’ futures and forward trading activities during the month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, essentially denominating the Series’ net asset value in terms of gold. Trading decisions are made using a fully-automated, proprietary, computerized trading system which emphasizes instruments with low correlation and high liquidity for order execution. The particular contracts traded by the Fund will vary from time to time.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in certain futures contracts. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. In November 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. These position limits are not yet effective and there is considerable uncertainty surrounding their application. All accounts controlled by Superfund Capital Management, including the accounts of each Series, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit Superfund Capital Management may modify the trading decisions for the Fund or be forced to liquidate certain futures positions, possibly resulting in losses.

The Fund may also trade in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any United States (“U.S.”) government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in July 2010. Dodd-Frank mandates that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by Dodd-Frank may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

When the provisions of Dodd-Frank related to over-the-counter derivatives go into effect and the CFTC promulgates rules pursuant to Dodd-Frank, each Series may be limited to engaging in foreign currency futures transactions and, for off-exchange transactions, “retail forex transactions” which could limit each Series’ potential currency forward counterparties. Limiting each Series’ potential currency forward counterparties could lead to the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing and the possible imposition of new or increased fees. The “retail forex” markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of counterparties with whom each Series may be required to trade could be weaker than the creditworthiness of the financial institutions with whom the Fund currently engages for its currency forward transactions. Superfund Capital Management will continue to monitor this situation.

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

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

As of December 31, 2011, there were 500 holders of Series A-1 Units, 91 holders of Series A-2 Units, 174 holders of Series B-1 Units, and 40 holders of Series B-2 Units.

(c)	Dividends

Superfund Capital Management has sole discretion in determining what distributions, if any, the Fund will make to its Limited Partners. Superfund Capital Management has not made any distributions as of the date hereof and has no present intention to make any.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(A)	There were no sales of unregistered securities during the year ended December 31, 2011.

(B)	Updated information required by Item 701(f) of Regulation S-K:

(1)	The use of proceeds information is being disclosed for Post-Effective Amendment No. 3 to Registration Statement No. 333-151632 declared effective on May13, 2011.

(4)	(iv) As of December 31, 2011, the Fund sold $15,384,698 of Series A-1 Units, $3,610,873 of Series A-2 Units, $10,686,591 of Series B-1 Units and $4,132,221 of Series B-2 Units.

(v) As of December 31, 2011, the Fund incurred expenses for the account of the Fund totaling $3,717,454 of which $2,927,004 was paid to Superfund Capital Management and $790,450 were paid to Superfund USA.

(vi) Net offering proceeds to the Fund as of December 31, 2011 were $18,815,311.

(vii) As of December 31, 2011, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with Superfund Capital Management’s trading program totaled $18,815,311.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Fund’s Limited Partnership Agreement, Limited Partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Limited Partners during the fourth calendar quarter of 2011:

Series A-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2011	171.397	1,750.79
November 30, 2011	252.014	1,740.58
December 31, 2011	438.388	1,496.15

Total	861.799

Series A-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2011	0.000	1,895.97
November 30, 2011	10.213	1,888.06
December 31, 2011	33.940	1,625.63

Total	44.153

Series B-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2011	42.828	1,484.98
November 30, 2011	81.205	1,466.41
December 31, 2011	140.081	1,241.61

Total	264.114

Series B-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2011	12.937	1,550.71
November 30, 2011	0.000	1,533.87
December 31, 2011	15.332	1,300.90

Total	28.269

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Fund commenced the offering of Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2011, subscriptions totaling $10,736,259 for the Fund as a whole, $6,586,158 in Series A-1, $1,570,816 in Series A-2, $2,111,683 in Series B-1, and $467,602 in Series B-2 had been accepted and redemptions over the same period totaled $9,768,911 for the Fund as a whole, $3,463,458 in Series A-1, $901,040 in Series A-2, $3,904,531 in Series B-1, and $1,499,882 in Series B-2.

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

On October 31, 2011, MF Global reported to the SEC and CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a Securities Investor Protection Corporation (“SIPC”)-led liquidation proceeding would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. As of December 31, 2011 approximately $420,000 of Series A’s assets were still on deposit in account at MF Global. These assets represent approximately 2.7% of Series A’s net asset value of approximately $15.82 million as of December 31, 2011. As of December 31, 2011 approximately $451,000 of Series B’s assets were still on deposit in account at MF Global. These assets represent approximately 4.7% of Series B’s net asset value of approximately $9.54 million. There can be no assurance that all of the Fund’s assets currently held at MF Global will be returned to the Fund or the length of time it will take for such return.

Other than these limitations on liquidity, the Fund’s assets are expected to be highly liquid.

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowings. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Results of Operations

2011

Series A:

Net results for the year ended December 31, 2011, were a loss of 4.5% in net asset value for Series A-1 and a loss of 2.7% in net asset value for Series A-2. In this period, Series A experienced a net decrease in net assets from operations of $1,021,393. This net decrease consisted of interest income of $6,191, trading gains of $353,540 and total expenses of $1,381,124. Expenses included $383,509 in management fees, $127,836 in operating expenses, $272,237 in selling commissions, $243,449 in incentive fees, $255,210 in brokerage commissions, $93,232 attributable to the MF Global reserve and $5,651 in other expenses. At December 31, 2011 and December 31, 2010, the net asset value per Unit of Series A-1 was $1,496.15 and $1,566.65, respectively, and of Series A-2 was $1,625.63 and $1,671.00, respectively.

Series B:

Net results for the year ended December 31, 2011, were a loss of 8.1% in net asset value for Series B-1 and a loss of 6.4% in net asset value for Series B-2. In this period, Series B experienced a net decrease in net assets from operations of $593,123. This net decrease consisted of interest income of $5,657, trading gains of $744,697 and total expenses of $1,343,477. Expenses included

$287,138 in management fees, $95,710 in operating expenses, $156,375 in selling commissions, $286,128 in brokerage commissions, $405,490 in incentive fees, $101,521 attributable to the MF Global reserve and $11,115 in other expenses. At December 31, 2011 and December 31, 2010, the net asset value per Unit of Series B-1 was $1,241.61 and $1,351.21, respectively, and of Series B-2 was $1,300.90 and $1,389.80, respectively.

Fund results for 4th Quarter 2011:

In December, the Fund’s trading strategies posted disappointing results as macroeconomic factors continued to shake markets, resulting in another volatile month of trading. Equities finished the year on a small upswing as positive economic news from the U.S. elevated markets from their intra-month lows despite the European debt crisis continuing to weigh heavily on global markets. The U.S. dollar trended higher to the detriment of gold, with gold futures trading below the 200-day moving average. Grains rallied as reduced yields for soybeans and corn drove prices higher while soft commodities’ values remained suppressed on steady output. Meanwhile, base metals lagged as stockpiles of aluminum increased to record highs while demand for copper decreased. Crude oil experienced a volatile trade with growing tensions between the U.S. and Iran threatening to disrupt the oil supply. The Fund’s allocation to the energy sector yielded losses in December as conflicting macroeconomic factors injected volatility into the markets. A modest improvement in U.S. economic data, including positive job reports, supported energy prices and helped sustain crude to just above the $100 per barrel. These increases, however, were reversed as proposed European Union (“EU”) summit resolutions were viewed as insufficient to produce significant growth in Europe, resulting in multi-week lows. Calls for sanctions against Iran and the potential interruption to Middle Eastern supplies abruptly halted the slide and sent crude markets higher at the end of the month. For the month, natural gas (-16.5%) remained heavily bearish as a result of above-normal temperatures across the upper Midwest and East Coast and reported inventories significantly above the five-year average. The Fund experienced negative results in the metals markets in December as gains made in base metals were offset by losses in gold. The European debt crisis and related demand concerns significantly impacted metals prices over the second half of the year. Short positions in aluminum (-4.27%) prospered as fears of a recession in the euro-zone weakened demand for the base metal and as aluminum inventories increased to record levels. Copper also suffered from similar demand concerns as data out of China, the world’s largest user of the metal, indicated stockpiles increased while industrial output slowed. Silver (-14.9%) hit a four-month low after a sell-off spurred by Euro concerns. Meanwhile, gold (-10.5%) dropped below its 200-day moving average mid-month for the first time in over two years. The Fund’s money market positions yielded negative returns in December. Short-term interest rates remained on the decline as investors continued to favor the safety of money markets. Rates rose slightly from their lows throughout December as the European Central Bank (“ECB”) continued attempting to add liquidity to the markets by increasing access to its lending facilities. The U.S. also maintained its own easy monetary policy in order to boost liquidity and support economic recovery. The Fund’s money market positions declined slightly as money markets fell back near the end of the month. The Fund’s bond portfolio produced modest losses in December as external factors disrupted prices. While a mid-month auction of U.S. notes displayed its strongest demand since 1993, European political and central bank decisions drove prices lower. U.S. 10-year T-Note futures (+1.4%) gained on the month while 2-year T-Notes remained flat. In Europe, German bund prices dipped after the ECB’s decision to lend €489 billion to capitalize insolvent European banks. In Asia, Korean T-Bonds trended higher in early December before dropping significantly after Kim Jong-Il’s death, ending nearly flat in December. The Fund’s dollar for dollar long gold position posted significant losses in December as demand for the asset was weakened by the ongoing European debt crisis. New liquidity concerns forced some banks to sell off precious metals in favor of cash. Gold fell 10.5% during December, its second largest monthly loss since October 2008 and finished the year 18.43% off its record high in September this year. Despite the decline this month, 2011 marked the 11th consecutive year of gains for gold.

In November, the Fund’s trading strategies underperformed as the continuing euro-zone debt crisis resulted in high market volatility and left investors searching for safe haven investments. Indices pared early heavy losses by month’s end as a coordinated effort by central banks in the euro-zone, U.S., Canada, Switzerland, United Kingdom (the “U.K.”) and Japan to lower the cost of dollar funding gave much needed optimism to the markets. Bond yields rose significantly higher in Europe and Japan, with Germany unable to sell nearly a third of its bond offering and the Japanese benchmark 10-year Japanese Government Bond’s high yields making borrowing potentially unsustainable. The U.S. dollar resumed its status as a safe haven currency in November as investors reallocated from gold and the Swiss franc. Overall, the metals sector moved lower to the benefit of the Fund’s positions as global demand concerns from the euro-zone debt crisis along with slowing Chinese economic growth suppressed prices. Strong U.S. Thanksgiving retail sales and an increase in consumer confidence drove crude oil to over $100 per barrel. The Fund’s short-term strategies performed poorly as gains in energies were offset by losses in currencies and short rates. The Fund’s allocation to currencies experienced significant losses in November as the U.S. dollar reversed sharply as investors sought a safe haven currency in the face of global market turmoil. The U.S. dollar rose sharply against almost every global currency as uncertainty over the sovereign debt of some European nations continued to shake markets. The euro, Swiss franc, Canadian dollar and Brazilian real all finished with losses against the U.S. dollar with only the Japanese yen finishing with a modest gain as that currency drifted higher after last month’s late intervention. The Fund experienced strong gains in the global energy markets in November with long crude oil and short natural gas positions leading the way. Both Nymex and Brent Crude rallied into month-end on record U.S. Thanksgiving retail sales, strong consumer confidence and a proposed ban on EU imports of Iranian oil. U.S. domestic crude stocks fell to 330.8 million barrels in November, the lowest level since January 2010, propelling crude 32% higher since early October while reaching $100 a barrel for the first time since July. The Fund’s bond portfolio produced losses in November as uncertainty over the euro-zone’s credit worthiness drove European yields to significant highs. Euro-zone uncertainty also lowered yields in the U.S.

for most of November before a decision by central banks around the world to cut the U.S. dollar overnight index-swap rate reversed some of the U.S. 30-year note’s price increases in November. Japanese yields spiked at the end of November just days before a critical 2-year, 2.7 trillion Japanese yen offering. The Fund’s allocation to global equity markets yielded modest negative returns in November. Equity markets around the globe declined sharply early in the month as policy makers continued to search for solutions to growing economic tensions. Global markets moved up sharply late in the month, however, punctuated by news of a 6-nation coordinated central bank action aimed at easing strains within the banking system. As a result, significant early-month negative returns in Italy, Spain, Germany and Japan were pared, while the U.S. experienced positive returns for November despite large early-November losses. The Fund’s dollar for dollar long gold position (+1.2%) continued October’s rally early in November as the European debt crisis continued to worry investors and increase demand for safer assets. However, the weakening Euro reversed this trend for most of the month before central banks around the world began a coordinated effort to provide additional loans to the ECB, instantly propelling gold 2.0% higher at month’s end.

In October, the Fund’s trading strategies posted disappointing results as renewed optimism precipitated a return to risk after September’s historic liquidation. Indices led the way higher, posting impressive gains as strong U.S. corporate earnings and gross domestic product (“GDP”) figures and a preliminary debt crisis agreement in Europe sent values higher. While central bank statements remained downbeat, bonds sold off as the bold action in Europe in dealing with the debt crisis inspired optimism. Crude oil and base metals also rallied as September’s losses appeared to have attracted renewed physical demand. Gold futures recovered from recent slides as weakening in the U.S. dollar and prospects for easy money in the U.S. and Europe for the foreseeable future supported values. Currencies reversed as yield-seeking investors redeployed capital after the euro-zone averted disaster, Japanese authorities intervened, and commodity currencies rose. Agricultural products finished mixed as a weaker U.S. dollar was offset by higher production. The Fund’s short-term strategies were unable to keep pace with the velocity of the change in direction as losses in bonds, currencies, energies and stocks offset gains in metals trading. The Fund experienced significant losses in bonds markets in October. Losses in bond markets arose as optimism over the economic outlook strengthened as the month progressed. U.S. and German bund yields rallied from their lows even as consumer confidence remained depressed as European policy makers tackled their sovereign debt issue in a comprehensive manner. The Fund’s allocation to currencies produced losses in October as the risk on/risk off dynamic that has prevailed in 2011 continued with a dramatic return to risk. September’s U.S. dollar liquidity operations and substantial progress between European sovereigns, banks and bond holders on a way forward out of the debt crisis combined to send the euro 3.7% higher. The late-month debt agreement prompted a temporary return to risk, sending capital flowing back into European regions such as Norway, Russia, Sweden and Poland. Commodity currencies also benefitted as macroeconomic risks receded with strong U.S. corporate earnings and a 2.5% rise in third quarter U.S. GDP. The Australian dollar, Canadian dollar and Brazilian real moved sharply higher in yet another extreme move. The Japanese government intervened for the fourth time in just over a year, sending the yen to intra-day declines of 4.7% after reaching post-war highs against the dollar earlier in the month. Allocations to stock and global energy markets also yielded negative returns in October. The Fund’s strategies in global equity markets suffered as markets reversed higher in volatile trade. U.S. equities led the way with the S&P 500 rising 11% for the month. Although consumer confidence and employment figures remained weak, investors gained confidence on impressive corporate earnings and U.S. GDP growth. In Europe, concerns over sovereign debt issues abated as the late-month summit finally yielded some tangible solutions to the crisis. The Fund’s allocations to global energy markets underperformed as encouraging economic news out of the U.S. and increasing optimism from European policy makers caused a sharp reversal from September’s liquidation. The Fund’s dollar for dollar long gold position recovered this month (+6.4%) from September’s steep losses as equity and commodity market liquidation reversed, temporarily limiting the need for gold sales to finance losses in other assets. Acute U.S. dollar weakness (-3.4%) also provided support as European policy makers demonstrated the political will to tackle their structural issues, agreeing to bank recapitalizations, an expansion of the European Financial Stability Facility, and a 50% haircut for Greek bond holders. On October 31, 2011, MF Global reported to the SEC and the CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by SIPC would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. On November 21, 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, the General Partner caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall as of October 31, 2011. The reserve taken reduced the net asset value of Series A-1 and A-2 by approximately 0.49% and Series B-1 and B-2 by approximately 0.87%.

For the fourth quarter of 2011, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the bonds sector.

Fund results for 3rd Quarter 2011:

In September, the Fund’s trading strategies posted disappointing results as economic uncertainty spiked, precipitating a severe bout of commodity market liquidation and corresponding flight to the U.S. dollar and treasuries. Equities came under pressure early as poor U.S. unemployment data and growing dysfunction in European money markets prompted liquidation. Values remained under duress for the balance of the month as the International Monetary Fund (“IMF”), the U.S. Federal Reserve (the “Fed”) and the ECB offered bearish assessments of downside risks to global growth. The U.S. dollar gained along with U.S. and European treasuries as investors flocked to safe haven assets while awaiting further clarity from European authorities. Gold and silver reversed August’s gains on a stronger U.S. dollar, increased margin requirements and collateral damage from commodity and equity market liquidation.

Grains and soft commodities were hit particularly hard amid the fundamental reassessment of demand, a stronger U.S. dollar and improved production prospects. The Fund’s short-term strategies further detracted from overall performance as losses in currencies and energies offset gains in bonds, metals and stocks. The Fund experienced significant losses in grains and agricultural markets in September. Losses were seen in grain market trades amid global economic concerns, weakening demand, seasonal harvest pressure and a strong U.S. dollar. Positions in agricultural products underperformed as the combination of excellent production and the increasing likelihood of a global recession resulted in heavy liquidation. Allocations to currencies and money markets also yielded negative returns in September. Losses in currency markets resulted from a massive flight out of risk assets, including commodities, commodity currencies and emerging market equities which propelled the U.S. dollar sharply higher against a global basket of currencies. Positions in global money markets lost ground in September as continued instability in financial markets led to choppy action at the top of the recent range. Pressure continued to mount on European officials as major bank shares fell amid reports of rising dysfunction in the inter-bank lending market. This prompted the major central banks to coordinate funding and stability to the system. The Fund’s models produced gains in metals and bonds in September. Metals markets saw positive results overall as the seemingly intractable European debt crisis escalated pessimism regarding industrial metal demand. The Fund’s bond portfolio continued to perform well during September as fear and central bank intervention drove major sovereign debt prices higher. As world commodity and equity prices fell, investors invested into the safe haven assets of medium and long-term sovereign debt. The Fund’s dollar for dollar long gold position produced losses in September. December Comex gold opened the month with new all-time highs before reversing to post a loss of 11.5% in volatile action. Losses accelerated after the Fed’s plan to purchase long-term debt was announced, citing increasing downside risks to economic growth. By minimizing inflation worries, the Fed’s action also paved the way for a massive exodus out of commodities. As the flight out of risk progressed, gold lost ground as institutions used recent profits to finance losses elsewhere.

In August, the Fund’s trading strategies yielded mixed results as volatility continued to rise in conjunction with political and economic uncertainty. Global contagion fears escalated to new levels during the month following the downgrade of U.S. debt and heightened fears of a downgrade of French debt. The Fund’s trend following models produced gains in bonds and money markets as safe haven capital flooded to sovereign debt. The Fund’s short-term strategies also contributed positively to overall performance as gains in bonds, metals and energies offset losses in stocks and currencies. The Fund’s dollar for dollar long gold position furthered gains as gold futures increased over 12% while posting new all-time highs above $1,900 per ounce. The Fund’s allocation to bond markets outperformed once again in August as the fear trade picked up momentum amid flagging consumer sentiment as governments continued to fail to address long-term deficit challenges. U.S. bonds increased over 7% as safe haven demand surged with the S&P downgrade of U.S. debt and subsequent heavy liquidation in global equity markets. The trading strategies also produced gains from short-term interest rate futures positions in August as the uptrend remained firmly entrenched. Short-term rate futures around the world spiked higher early in the month as equities sold off in response to uncertainty surrounding the debt of both sovereigns as well as major financial institutions. Somewhat paradoxically this led to a flight to safety to some of the very sovereigns that were coming under fire, most notably the U.S. Allocations to equities markets yielded negative results in August as global markets collapsed under the weight of fears surrounding the stability of major international banks. Equity market volatility increased as S&P’s downgrade of U.S. debt was followed by fears of a French downgrade due to exposure to Italy. Global growth expectations contracted quickly sending Italian (-15.7%), Spanish (-8.9%) and French (-11.4%) indices sharply lower, prompting regulators to establish short-selling bans. Short sellers responded by attacking Europe’s leading economy, sending Germany’s DAX to a loss of 19.4%. Asian markets also suffered amid global contagion fears, as Japan (-9%), Korea (-13%) and Singapore (-9.7%) witnessed declines. Late month news that Warren Buffet was investing $5 billion in embattled Bank of America shares along with a surprisingly strong U.S. durable goods number and a Greek bank merger restored some measure of confidence while limiting losses in the Dow Jones Industrial Average (the “Dow”) to 4.1%. The Fund’s currencies positions also yielded negative returns in August as the euro and U.S. dollar settled into tight ranges while risk currencies reversed lower. Other market sectors, relative to those discussed above, did not have a substantial influence on the Fund’s overall positive performance in the month of August.

In July, the Fund’s trading strategies bounced back to produce strong returns as global contagion fears resulted in strong moves for safe haven assets at the expense of risk. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds and stocks offset small losses in currencies, metals and energies. The strongest performing sectors on the month were bonds, metals and currencies, with bonds having the most substantial returns. Meanwhile, stock indices and grains produced moderate losses. The Fund’s dollar for dollar long gold position produced substantial positive returns in July as the debt crisis in Europe and the U.S. accelerated. The Fund’s bond positions performed well in July on speculation that there was an increasing likelihood of a debt-related slowdown in Europe and the U.S. German bunds rallied on demand for safe haven assets as Consumer Price Index (“CPI”) figures remained muted despite factory orders and exports easily surpassing expectations. The health of major banks in Italy and Spain came into question forcing Spanish and Italian yield to soar amid increasing loan losses for private banks. In the U.S., the combination of a disappointing early month jobs report and debt ceiling related slowdown fears supported the steady trend higher. Allocations to metals produced positive results on the month as policy maker deadlocks in Europe and the U.S. drove investors to the perceived safety of gold and silver. December gold finished 8.4% higher, surpassing the $1,637 level, while September silver added 15.2% to finish just over the $40 mark. London copper added 4.5% due to strong U.S. corporate earnings and a 20% increase in Chinese refined copper imports following May’s domestic stocks drawdown. An early month Chinese rate hike and a somewhat disappointing GDP report did little to slow the advance. The Fund’s currency market positions yielded positive results in July as early U.S. dollar strength reversed mid-month, giving way to concern over the risks associated with a failure to raise the U.S. debt ceiling. The first half of the month saw significant euro weakness amid conflicting signals from various euro-zone officials as to the ultimate fate of their heavily indebted members and the monetary union itself. The U.S. dollar rallied over 2% while the euro gave up over 3% amid Greek default talk and heightening Italian solvency concerns. From there, the U.S dollar reversed as global investors sought protection from a potential U.S. default as debt ceiling negotiations faltered. The Fund yielded slightly negative results in the stock indices sector in July as global markets continued to retrace from spring highs amid debt worries. Grain positions also experienced moderate losses in July on weather related yield uncertainty.

For the third quarter of 2011, the most profitable market group overall was the bonds sector, while the greatest losses were attributable to positions in the currencies sector.

Fund results for 2nd Quarter 2011:

In June, the Fund’s trading strategies yielded negative results as the correction in stocks and commodities that began in May continued, only to reverse late in the month. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds, metals and stocks offset losses in currencies and energies. The Fund underperformed in equities futures trading in June as stagnating growth and European sovereign debt worries sent indices sharply lower. European equities plummeted as EU officials, private creditors and the Greek government struggled to find a workable solution to the crisis. Meanwhile, the Fund’s bond strategies outperformed across the board in June, responding in a classic inverse manner to the factors impacting equities. German bunds moved steadily higher early as uncertainty over the status of Greek debt intensified. Lower than expected German factory orders and industrial production supported values as well. Australian bonds rallied, due in part to the attractive yield differential versus the U.S., Europe and Japan. The Fund’s allocation to global energy markets produced losses as the recent correction continued in June, reflecting increasing pessimism for economic prospects. Energy markets and commodity currencies sold off while treasuries gained on safe haven flows as softening manufacturing data prompted the ECB and the Fed to lower their longer term inflation estimates. However, with a late month agreement on a new aid package, equities and other risk assets reversed higher, while treasuries gave back earlier gains. Late month losses in previous metals and choppy action in base metals led to negative performance in that sector. The Fund’s trading models also produced losses in grains in June as improving weather and declining demand prospects associated with macroeconomic concerns led to sharp reversals. Gold and silver finished lower on the inflation outlook while grains sold off as excellent weather and an uncertain demand outlook led to higher inventory estimates. The Fund’s dollar for dollar long gold futures position yielded subpar results in June as choppy to slightly lower action eroded returns. Europe’s sovereign debt situation dominated much of the headlines as Greek, German and French officials struggled to come to common ground on new financing for the heavily indebted nation. Indeed, gold in euro terms established new all-time highs just below €1,100 per ounce on June 22nd before settling 2.1% lower near the €1,046 per ounce level with the passage of Greek austerity measures and dovish longer term inflation statements by the ECB and the Fed.

In May, the Fund’s medium to long term trading strategies underperformed as investors temporarily abandoned risk assets in favor of safe haven alternatives. The Fund’s short-term strategies also contributed negatively to overall performance as losses in equities, metals and currencies offset gains in bonds and energies. Equities reversed as declines in U.S. employment, housing and GDP combined with disappointing German factory orders to unnerve bullish investors. The Fund’s allocation to global stock indices underperformed despite a late recovery as the European debt crisis and a slowdown in manufacturing heightened fears of stagnant growth. The Fund’s bond strategies produced positive results across the board in May as safe haven assets pressed higher amid uncertainty concerning the sustainability of global economic growth. Treasuries rallied as bond yields in peripheral European states soared amid growing concern that a Greek default or restructuring was a real possibility. Allocations to currencies yielded poor results for the Fund in May as the U.S. dollar and euro reversed April’s action following the ECB’s unexpected removal of the “strong vigilance” on higher prices language from their May policy statement. The growing focus on the European sovereign debt situation prompted a flight out of risk assets and into the U.S dollar and the Swiss franc, which established a new record high against the euro. Energies and base metals saw sharp declines as a bearish Goldman Sachs commodity call, along with heightened volatility in forex markets tied to the problems in Europe, spurred liquidation. The Fund’s performance in the metals sector reversed as gold futures opened the month retracing over 6% from all-time highs established on May 2nd. The weakness stemmed from massive liquidation in silver and receding inflation fears as European sovereign debt instability delayed near term prospects for an ECB rate hike. April gains turned into May losses for the Fund in energies as recent upward trends in crude oil, heating oil and gasoline gave way to significant declines. Grains endured more volatile action as extreme weather in the Northern Hemisphere continued to threaten production prospects. The Fund’s position in grains suffered due to continued volatility from broad based commodity selling, a reversal in the U.S. dollar and a surprise 8% upward revision in 2010-11 U.S. Department of Agriculture (“USDA”) corn ending stocks. The Fund’s dollar for dollar long gold futures position underperformed in May as heavy early month liquidation led to an eventual loss of 1.3% for the precious metal. The market opened the month with a decline of over 6% from May 2nd record highs amid rumors that George Soros and Carlos Slim were cutting precious metal bets. Values stabilized slightly below $1,500 per ounce before rallying to finish near $1,535 per ounce amid safe haven buying.

In April, the Fund produced solid overall gains, rebounding from a subpar performance in March. Global equities continued to trend higher despite U.S and European debt issues, Mid-East unrest and the Japanese disaster. Manufacturing maintained its positive trajectory, with notable improvement in Germany driving the DAX over 6% higher while U.S. shares accelerated to new multi-year highs on strong corporate earnings. Bond markets reversed mid-month as a downgrade in the U.S. credit outlook temporarily shifted focus away from inflation and toward longer term obstacles to growth. Gold posted record highs above $1,500 per ounce and silver fell just short of the $50 per ounce mark, adding over 28% as the Fed’s reaffirmation of quantitative easing and a U.S. credit outlook downgrade sent the U.S. dollar plummeting. The Fund experienced uneven results in grains and agricultural markets amid volatile weather conditions. The Fund’s short-term strategies contributed positively to overall performance as gains in currencies, metals and stocks offset losses in bonds and energies. The Fund’s allocation to global stock indices performed well in April as the uptrend in equities continued. The Dow rose 4.4%, reaching mid-2008 highs on excellent quarterly earnings. Late-month results from Apple and IBM easily offset the downgrade of the U.S. credit outlook by S&P. European equities generally ignored sovereign debt worries, finishing broadly higher as surging Germany factory orders and industrial production set a positive tone. However, Greece’s ASE-20 moved back to its lows as debt restructuring rumors rattled investors. Asian indices tracked steadily higher, continuing to capitalize on China’s dynamic growth. Japan’s Nikkei (+1.3%) broke higher late as disaster recovery efforts progressed. The Fund yielded negative results in global bond markets in April as a mid-month reversal produced losses. German bunds continued their recent trend lower early in the month as strong economic data at home combined with sovereign debt fears on the periphery to drive yields higher. Ongoing inflation fears ahead of the ECB’s 25 basis point rate hike also exerted pressure. Values then recovered somewhat before vaulting higher in conjunction with the downgrade of the U.S. credit outlook by S&P as investors received a sobering reminder of the potential long-term risks to global growth prospects. The Fund experienced minor gains from its allocation to short-term interest rate futures in April in mixed action. Eurodollar futures trended higher as the Fed officially reiterated its commitment to completing the second round of quantitative easing (“QE2”) after some doubts were expressed last month. Euribor futures finished mixed as the ECB maintained its vigilant stance on inflation by raising their discount rate 25 basis points as expected. Allocations to currency markets yielded strong results in April as recent trends extended amid accelerating U.S. dollar weakness. The euro surged to its highest level since December of 2009 as an S&P downgrade of the U.S. credit outlook prompted severe U.S dollar weakness as the month came to a close. The Australian dollar marched 6.2% higher amid excellent export growth, while the New Zealand dollar rose by approximately the same percentage on a rising appetite for yield and risk as global investors sought to offset asset deterioration linked to inflation. The Colombian peso added another 5.5% amid heavy foreign direct investment flows into the oil and mining industries. Sweden’s krona and Brazil’s real also gained significantly as rate hikes attracted yield hungry investors. The Fund’s grain positions suffered losses in April amid heightened volatility as values fluctuated along with uncertain weather. Soybeans finished lower on the prospect of U.S. corn acres shifting to soybeans due to an excessively wet spring. A potentially record breaking South American crop led China to cancel U.S. purchases, while a bearish commodity call by Goldman Sachs pressured values as well. Wheat sold off late, losing 7% of its value as forecasts for badly needed rains in winter wheat areas offset the bullish effects of excessive moisture in spring wheat regions. Corn traded to all-time highs above $7.80 per bushel as poor planting progress threatened to exacerbate historically tight supplies. The Fund’s allocation to agricultural markets also resulted in losses for April as growing supplies offset the weaker U.S. dollar. June cattle (-6.2%) fell throughout the month after establishing record highs on April 4th as the USDA reported that commercial red-meat production reached a record high. June hogs also reversed to finish 8.4% lower after a reported 12% increase in frozen pork stocks versus last year. Cotton fell sharply on concern that China’s attempts to slow inflation using higher interest rates and reserve rate requirements would cut into demand. Meanwhile, July NY coffee established 14-year highs amid poor weather in South America. Allocations to metals outperformed in April as exceptional U.S. dollar weakness and rising inflation throughout the world propelled precious metals sharply higher. Gold saw an 8.1% gain, surpassing the $1,550 per ounce mark. July silver tacked on another 28%, pushing its year to date return to over 50% in frenzied action. Copper futures lost 3.4% as the U.S. credit downgrade and another reserve requirement hike in China dampened the growth outlook for the world’s two largest copper consumers. The Fund’s dollar for dollar long gold position surged as gold futures rose to new all time highs in U.S. dollar terms. CPI readings in China, Europe and the U.S. continued to expand with rising energy markets, enhancing demand for the perceived inflation hedge. The U.S. dollar struggled early amid rate hikes in Europe and China, along with a number of hikes in lesser economies. The S&P downgrade of the U.S. long term credit outlook accelerated these U.S. dollar losses.

For the second quarter of 2011, the most profitable market group overall was the bonds sector while the greatest losses were attributable to positions in the energy sector.

Fund results for 1st Quarter 2011:

In March, the Fund’s allocation to global equity markets underperformed as a sharp countertrend reversal following the disaster in Japan produced losses for the Fund’s strategies. Equity markets opened the month moving sideways as the reemergence of sovereign debt and inflation worries in Europe offset steady expansion in global manufacturing. From there the Nikkei plunged 25.0% on panic-induced selling following the events of March 11th. Results for the Fund’s models experienced losses as most leading indices participated in the selloff as risk appetite abated. Equities quickly recovered as the focus shifted to the growth to be generated by rebuilding Japan. Nikkei futures finished only 7.7% lower on the month while shares in South Korea and Hong Kong finished 9.1% and 0.9% higher, respectively, on the belief that these markets are well positioned to fill the temporary void left by the decimated Japanese manufacturing sector. U.S. equity markets also experienced small gains as macroeconomic data continued on a positive trajectory. A mixture of long and short positions in equity markets led the Fund to an overall loss. The Fund’s positions in the bond sector experienced gains in March despite volatile market conditions as geopolitical instability in Libya and Japan and financial instability in Europe led investors to the relative safety of treasuries. Positions in 10-year Japanese Government Bonds experienced gains as the market opened the month near unchanged before rallying sharply in response to a nearly 20.0% washout in equities following the disaster. The Fund experienced losses in German bund futures as the market finished lower on news of improving employment, factory orders and retail sales. Meanwhile, the sovereign debt situation continued to evolve amid several debt downgrades of peripheral states, prompting investors to demand more yield to hold German debt even as EU leaders agreed to an expanded bailout package for troubled states. Results in U.S. bonds also experienced losses in turbulent trading activity as strong economic prospects offset geopolitical safe haven buying. A mixture of long and short bond positions led the Fund to an overall gain on the month. The Fund’s currency positions experienced gains in March as interest rate expectations and unsettling geopolitical developments dominated trading activity. June euro futures advanced 2.9% despite debt downgrades of Greece, Portugal and Spain as the ECB chairman continued to express the need for extreme vigilance with respect to the growing threat of inflation. The Swiss franc benefitted as investors sought shelter from the U.S.’s quantitative easing and Europe’s sovereign debt troubles. The yen rose over 4.0% following the catastrophic earthquake, amid expectations for a massive repatriation of capital to rebuild the stricken nation. However, in the first coordinated G7 intervention since the 2000 support for the euro, central bankers crushed the rally on March 18th, leading to a loss of 1.6% on the month. The Mexican peso outperformed as the oil producing nation saw slowing inflation complimented by expectations for continuing strong GDP growth. A mixture of long and short currency positions led the Fund to an overall gain on the month. June gold contracts finished a choppy month with a 2.0% gain as the trend of a shift from improving macroeconomic results to inflation risks continued. Daily reminders of rising food costs fuelled the inflation story and, according to the United Nations, food costs posted record highs in February after rising 25.0% in 2010. Gold experienced a mid-month correction of 4.4% following the catastrophe in Japan as investors moved out of risk assets. However, the market closed strong as ECB rate hike expectations pressured the U.S. dollar to a loss of 1.5% on the month. These factors produced an overall gain for the Fund’s dollar for dollar long gold futures position.

In February, the Fund’s allocation to equity markets performed well as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the Reserve Bank of Australia chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after CPI readings showed that prices were increasing at a 4.0% annualized rate, the highest level since fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in West Texas Intermediate (“WTI”) crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breach of the $4 British thermal unit (“btu”) level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month. The Fund experienced gains in April gold contracts, which finished the month 5.6% higher as the market’s focus shifted from improving economic results to inflation risks. Gold rallied early as China responded aggressively to its inflation challenges with interest rate and reserve requirement hikes. While the unrest in Egypt subsided relatively peacefully, matters took a more violent turn in Bahrain and Libya as rising food costs exacerbated widespread discontent, fuelling skyrocketing energy markets which posed even greater inflation risks and support for gold. These factors produced an overall gain for the Fund’s dollar for dollar long gold futures position.

In January, the Fund’s allocation to global equities finished mixed in January as disappointing performances in several peripheral markets offset steady trends in major indices. In Europe, several past laggards, including Greece, Italy and Spain finished the month 13.9%, 9.2% and 10.2% higher, respectively, as heavy ECB participation in secondary market debt auctions and plans for a comprehensive debt relief structure reassured investors. Small gains on positions in Germany’s DAX, France’s CAC40 and the

Amsterdam EOE Index, which finished 2.5%, 5.1% and 1.3% higher, respectively, offset losses in the sector as several core European economies improved. U.S. equities pressed higher as improving employment figures and solid consumer demand elevated corporate earnings. The Fund experienced early losses in Australia’s SPI as epic flooding cut into 2011 GDP prospects. Chinese H-Shares reversed lower late in the month to the Fund’s detriment as authorities continued to struggle with inflation. Overall, a mixture of long and short stock indices positions led the Fund to an overall loss. The Fund’s allocation to global bond markets underperformed in January as investors exited safe haven assets in response to improving global economic conditions. The Fund experienced losses in its Japanese government bond positions as large auctions and generally poor economic performance resulted in a ratings agency debt downgrade, encouraging investors to put money to work outside the country. In Europe, investors sold bund and bobl futures as Euro-zone industrial production readings easily surpassed expectations. Additionally, positive dialogue from various heads of state regarding a comprehensive crisis solution was backed up by aggressive ECB purchases of Italian, Portuguese and Spanish debt in secondary markets, ensuring successful auctions for the embattled countries. In the U.S., performance suffered in choppy countertrend action as bond and note futures moved sideways to slightly higher as QE2 persisted in spite of rising inflation concerns in the rest of the world. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund experienced losses in the interest rates sector as European short rates reversed sharply from December’s strong close. While the ECB left rates unchanged in January, their policy minutes emphasized vigilance over price stability in the midst of rising commodity prices. Policy makers also noted that uncertainty remains elevated and some financial institutions still face the threat of balance sheet adjustments despite positive underlying momentum in the economy. They also stressed the need for Euro members to reduce debt-to-GDP ratios. Short rate futures in the U.S. finished near their highs as early weakness associated with a strong employment report was offset by staunchly accommodative Fed monetary policy. Their focus, in contrast to the ECB, continues to be focused on growth and full employment at the expense of inflation. Meanwhile, Australian short rate futures moved higher to the Fund’s benefit as epic flooding cut into 2011 GDP estimates, thereby reducing prospects for previously expected rate hikes. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund’s allocation to currency markets underperformed in January as the euro and British pound finished 2.4% and 2.8% higher against the U.S. dollar, respectively, and euro-zone regionals reversed late 2010 losses. Early month news that Japan would buy distressed sovereign debt and strong ECB secondary market participation in Portugal, Spain and Italian bond auctions provided support to these economies. As confidence in the euro improved, investors moved out of the Swiss franc, which finished 0.9% lower against the U.S. dollar, and back into risk plays in Hungary and Poland, which finished 5.4% and 4.1% higher, respectively, resulting in losses for the Fund. The Australian dollar finished 2.1% lower against the U.S. dollar as flood damage triggered a one-time levy, which tempered 2011 growth estimates and rate hike expectations. The Fund experienced losses in the yen following a credit rating downgrade as Japan’s huge debt load and limited policy options unnerved investors. Gains in the Mexican peso, which finished 1.8% higher against the U.S. dollar offset some losses in the sector as the peso rallied on prospects for a sustained U.S. economic recovery. The Fund’s mixture of long and short currency positions led to an overall loss on the month. The Fund experienced losses in the metals sector in January as gold and silver futures traded sharply lower amid growing optimism that the global economic recovery is gaining momentum. April gold finished with a loss of 6.2% as strong early month U.S. employment figures and ebbing contagion fears in Europe limited investors’ appetite for the alternative asset. March silver finished the month 8.8% lower in correlated action. The Fund’s allocation to industrial metals also suffered. The Fund’s positions in March Comex copper were stopped out after a 6.0% intra-month decline due to China raising its reserve requirement in response to elevated GDP and CPI reports. Fears that China would take more aggressive measures to limit growth led to losses in London aluminum, lead and zinc as several Chinese banks were forced to cease lending for the remainder of the month. A mixture of long and short metals positions led the Fund to an overall loss on the month. The Fund’s allocation to global energy markets produced positive returns in January as economic, logistical and geopolitical factors underpinned values. Strong U.S. employment figures and a pipeline shutdown in Alaska supported the Fund’s New York crude oil positions early in the month. However, elevated Chinese GDP and CPI readings precipitated another reserve requirement hike while increasing expectations for additional measures to slow their economy. This scenario, along with a bearish U.S. inventory report, contributed to losses for the Fund amid an 8.0% drop from intra-month highs. Long positions in brent crude finished 6.6% higher, surpassing $100 per barrel following a reversal in European demand expectations, an accident in the North Sea which idled 200,000 barrels of production and heightening unrest in Egypt. Front-month heating oil surged as well, adding 7.4% as exceptionally cold weather gripped the northern hemisphere, providing excellent returns for the Fund. A mixture of long and short energy positions led the Fund to an overall gain on the month.

For the first quarter of 2011, the most profitable market group overall was the energy sector while the greatest losses were attributable to positions in the stock indices sector.

2010

Series A:

Net results for the year ended December 31, 2010, were a gain of 48.2% in net asset value for Series A-1 and a gain of 50.4% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $3,958,326. This net increase consisted of interest income of $6,400, other income of $5,599, trading gains of $4,864,932 and total expenses of $918,605. Expenses included $192,137 in management fees, $64,045 in operating expenses, $133,361 in selling commissions, $367,406 in incentive fees, $160,212 in brokerage commissions and $1,444 in other expenses. At December 31, 2010 and December 31, 2009, the net asset value per Unit of Series A-1 was $1,566.65 and $1,056.90, respectively, and of Series A-2 was $1,671.00 and $1,111.40, respectively.

Series B:

Net results for the year ended December 31, 2010, were a gain of 54.7% in net asset value for Series B-1 and a gain of 56.7% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $4,906,323. This net increase consisted of interest income of $5,025, trading gains of $5,876,688 and total expenses of $975,390. Expenses included $231,760 in management fees, $77,254 in operating expenses, $136,540 in selling commissions, $315,729 in brokerage commissions, $210,237 in incentive fees and $3,870 in other expenses. At December 31, 2010 and December 31, 2009, the net asset value per Unit of Series B-1 was $1,351.21 and $873.68, respectively, and of Series B-2 was $1,389.80 and $886.92, respectively.

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

In November, results in equity indices, while mixed overall, led to modest gains. Positions in Europe were profitable as contagion risks for peripheral members of the EU rose. Spain’s IBEX, Italy’s MIB40 and Greece’s ASE20 finished the month down 13.8%, 10.8% and 11.7%, respectively, while Japan’s Nikkei finished the month 8.2% higher. A mixture of long and short stock indices positions led the Fund to an overall gain on the month. The Fund’s allocation to global bond markets finished with gains for the month as long term debt futures finished steadily lower. The size of the debt problem in weaker EU nations and the need for collectivization of that debt forced bund and gilt yields higher. U.S. treasuries moved sharply lower as the size of the Fed’s QE2 came in well above expectations. A mixture of long and short bond positions led the Fund to an overall gain on the month. In the U.S., 3-month Eurodollars moved steadily lower over the month as longer term inflation prospects rose with the announcement of QE2 by the Fed and strong macroeconomic reports. In Europe, long positions in 3-month Euribor futures finished higher as prospects for low rates increased as the need to establish competitive growth rates became critical amid the serious funding shortfalls. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund incurred losses in the currency markets in November as European sovereign risk returned to the forefront, reversing trends in various currency pairs. The euro reversed dramatically, finishing the month down 6.3% against the U.S. dollar, as Ireland’s heavily levered banking sector sought assistance from the EU and International Monetary Fund. Investors moved back into the U.S. dollar, which finished the month 4.9% higher, as currencies in Denmark, Hungary and Sweden finished 6.3%, 10.4% and 4.5% lower, respectively. A mixture of long and short currencies positions led the Fund to an overall loss on the month. The Fund experienced losses in grain markets in November as tightening monetary conditions in China and a stronger U.S. dollar led to depreciation in the grain markets. March corn finished 8.5% lower after breaching the $6 mark early in the month. March wheat contracts finished with a loss of 8.8%, off over 20% from contract highs made in August. The Fund’s long positions in the grains sector led to an overall loss on the month. February gold contracts finished only 1.9% higher in November after establishing new record highs above the $1,425 level early in the month. Further gains were tempered by an exceptionally strong dollar and declining risk appetite due to geopolitical unrest in the Koreas and financial distress in Europe. As a result, the Fund’s long gold position produced an overall gain on the month.

In October, the stock indices sector continued to perform well as stock indices in all regions advanced. In the U.S., the Nasdaq finished 6.3% higher, as technology shares led the benchmark higher as a result of positive earnings. In Asia, China’s H-shares finished 6.0% higher as investors continued to favor Chinese growth prospects. In Europe, the German DAX finished 6.2% higher as factory orders and industrial production figures exceeded expectations. The Fund’s mixture of long and short positions led the stock indices sector to an overall gain on the month. The Fund experienced gains in its currency allocations as the U.S. dollar continued its steady decline, finishing the month 1.9% lower against the U.S. dollar, while the Fed signaled to the world its commitment to providing additional stimulus as needed to support growth. The Fund obtained gains in the Japanese yen, which finished the month 3.6% higher against the U.S. dollar, as the Japanese approved quantitative easing and their positive current account combined with low yields in the U.S. attracted domestic and foreign capital. A mixture of long and short positions in the currencies sector led the Fund to an overall gain on the month. December gold contracts finished the month 3.7% higher, falling just shy of reaching the $1,400 per ounce level. December silver contract positions also posted gains, finishing the month 12.6% higher, as silver approached a 30-year high on belief that it provides both diversification from the U.S. dollar and exposure to economic growth in its role as an industrial metal. Base metals also performed well with London copper and zinc advancing 2.2% and 10.5% higher, respectively. The Fund’s long positions in metals produced an overall gain on the month. Gold futures experienced gains in October, establishing a record high above $1,380 per ounce before retracing lower on signs of U.S. dollar stabilization. The Fund benefitted as the Fed signaled once again that a second round of quantitative easing was imminent. This news, combined with a general lack of confidence in Western economies’ abilities to deal with their fiscal situations, continued to provide a significant price floor and resulted in widespread investor confidence in the metal. December gold futures finished with a gain of 3.7% on the month, and the Fund’s long gold position benefitted as a result.

For the fourth quarter of 2010, the most profitable market group overall was the stock indices sector, while the greatest losses were attributable to positions in the interest rates sector.

Fund results for 3rd Quarter 2010:

In September, the Fund’s allocation to stock indices led to gains as equities moved sharply higher. Indices in the U.S. experienced gains as the combined effects of excellent technology earnings and elevated merger and acquisition activity led the Nasdaq index 13.1% higher. Although short positions in European indices experienced losses as the Dow Jones Eurostoxx, France’s CAC40 and Spain’s IBEX finished 5.0%, 6.4% and 2.5% higher, respectively, long positions in Korea’s Kospi index, which finished 7.4% higher, performed well amid upward revisions in the country’s current account surplus. A mixture of long and short positions led the Fund to an overall gain in the stock indices sector. The long-term upward trend in Canadian 3-month bank acceptance and Australian 90-day bank bill futures reversed, resulting in losses for the Fund’s short interest rates allocation. The selloff in Canada of 3-month bank notes was attributed to the Bank of Canada raising interest rates by 25 basis points for the third time since June, along with a better than expected rebound in Canadian employment and household spending. Australian short-term interest rates sold off dramatically in response to employers adding more jobs than forecasted. In the U.S., 3-month Eurodollar futures bucked the global trend, trading higher as better than expected economic data was overshadowed by statements that the Fed was prepared to implement QE2. Long positions in short-term interest rate products led the Fund to an overall loss on the month. Negative U.S. dollar statements by the Fed served as a catalyst for extreme currency market moves worldwide. The Australian dollar led the way, finishing 9.0% higher against the U.S. dollar. The Swiss franc finished 3.5% higher against the U.S. dollar as investors perceived a safe haven play with the Japanese yen and U.S. dollar in tumult. Emerging market currencies also performed well as the South African rand, Brazilian real and Korean won finished 6.0%, 3.7% and 4.8% higher against the U.S. dollar, respectively. The Fund’s long positions in currency markets led to an overall gain on the month. The Fund achieved gains from its allocation to the metals markets in September as investors sought safety from the devaluation of fiat currencies and exposure to alternative assets. As the U.S. dollar fell to a seven-month low, silver gained 12.2% on the month, breeching a 30-year high. Long positions in base metals performed well as positive early month manufacturing readings in the U.S. and China sent copper futures higher. London copper added 8.5% amid falling inventories while aluminum and nickel posted gains of 14.7% and 12.4%, respectively. December gold futures experienced gains in September, finishing up 4.7% on the month and establishing a new all-time high above $1,300 per ounce. As a result, the Fund’s long dollar for dollar gold position produced an overall gain on the month.

In August, the Fund’s allocations to stock indices resulted in losses as heightening uncertainty continued to drive market volatility. The Dow finished the month down 3.9% as a poor labor market, deteriorating durable goods sales and acute housing market declines reduced investor confidence. The Fund also experienced losses in Europe as markets turned lower with France’s CAC 40, Spain’s IBEX 35 and Italy’s MIB 40 finishing 4.2%, 2.7% and 6.3% lower, respectively. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The strong upward trend in U.S. Treasury bond futures persisted with the front-month contract trading to an 18-month high while front-month 10-year Japanese government bond futures traded up to their highest level since 2003 as Japan’s GDP growth missed expectations by rising at an annualized rate of only 0.4%. A mixture of long and short bond futures positions led the Fund to an overall gain on the month. The Fund’s net long allocation to short-term interest rate futures yielded positive returns in August due to the prevailing fear that global growth was languishing. The long-term upward trend in 3-month Eurodollar futures extended higher after the Fed reversed plans to exit from monetary stimulus and decided to keep its bond holdings level with the possibility of resuming purchases. Long positions in the interest rate sector led the Fund to an overall gain on the month. The Fund experienced gains from its allocation to currency markets as positions in the Japanese yen and the Swiss franc performed well amid a growing sense of uncertainty surrounding the global economic recovery. Japan’s currency rallied to a 15-year high against the U.S. dollar while the Swiss franc ended the month 2.2% higher. Alternatively, the Fund’s long positions in the Canadian dollar and Mexican peso resulted in losses as the Canadian dollar and Mexican peso ended the month 3.5% and 4.1% lower, respectively, against the U.S. dollar as investors curbed exposure to these major U.S. trade partners’ currencies amid flagging U.S. data. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund achieved positive results in the metals sector as strong gains on long positions in gold outweighed negative performance in base metals. December gold contracts finished 5.5% higher as investment demand surged, more than doubling in the second quarter. Meanwhile, results suffered in the base metals as these markets succumbed to the same inputs that supported gold. In China, aluminum production was shuttered by another 330,000 tons while manufacturing grew at the slowest pace in 17 months, sparking fears of a double dip recession. These factors led to the possibility of weakening demand, subsequently putting downside pressure on London aluminum and nickel, which ended the month down 5.3% and 1.5%, respectively. A mixture of long and short metals positions led the Fund to an overall gain on the month. The Fund also saw strong results in global energy markets as these products established solid trends for most of August. Demand prospects for natural gas declined as July’s new and existing home sales data unexpectedly fell while initial jobless claims rose. Milder weather and the reduced threat of Atlantic hurricanes moving into the Gulf of Mexico pushed stockpiles to near-record highs. The Fund’s short positions in natural gas produced substantial gains as front-month futures traded well below the 50/100/200 day moving averages, finishing with a loss of 22.4% on the month. Rising U.S. jobless claims, contracting manufacturing and a widening trade deficit sent October crude down 9.3% on the month. A mixture of long and short positions in the energy sector led the Fund to an overall gain for the month. Gold futures experienced gains in August as investors became more and more convinced that neither the U.S. dollar nor the euro offered a safe alternative for their assets. December gold futures recouped all of July’s losses, finishing the month 5.5% higher as investors grew increasingly concerned with macroeconomic data in the U.S. and Europe. The Fund’s dollar for dollar long gold position produced an overall gain on the month.

In July, stock indices rallied impressively despite macroeconomic data that continued to point to various challenges moving forward. Strong corporate earnings reports, increased certainty following the passage of Dodd-Frank and a settlement between the SEC and Goldman Sachs combined to produce sharply higher equity prices. The S&P 500 rallied to finish the month 7.0% higher, stopping out the Fund’s short positions early in the month. Asian stock indices also moved higher, fueled by growing optimism in China. The Hang Seng index responded with steady returns, finishing the month 4.4% higher, while Australia’s SPI 200 gained 4.7% on the month. In Europe, the U.K.’s FTSE 100 and the Amsterdam EOE Index recovered most of the prior month’s losses, ending the month 7.2% and 4.4% higher, respectively, due in part to positive European bank stress tests results. A mixture of long and short positions in the stock indices sector led the Fund to an overall loss on the month. The U.S. dollar index declined 5.4% on the month amid falling U.S. household sentiment, poor private sector job growth and expectations of rate increase diminishing. Accordingly, investors rotated assets into alternative safe haven currencies such as the Japanese yen and the Swiss franc, which ended the month 2.4% and 3.5% higher against the U.S. dollar, respectively. The Australian dollar finished the month 7.4% higher against the U.S. dollar as prospects for higher interest rates increased amid strong consumer prices and surging metals markets. Asian regional currencies also fared well as the Singapore dollar and New Zealand dollar finished the month 2.6% and 6.0% higher against the U.S. dollar, respectively, benefitting from a return of risk appetite and increasing comfort with Chinese growth prospects following a sharp reversal higher in Chinese equities. The Fund’s long positions in the currency sector led to an overall gain on the month. The energy sector languished as mixed fundamental data produced choppy range-bound markets in both crude oil and natural gas. Large natural gas reserves caused prices to fall throughout the month even as above-average temperatures across the U.S. bolstered cooling demand. Similarly, short positions in crude oil suffered as positive U.S. retail sales figures and the IMF boosting its growth forecast sent values higher. A decrease in jobless claims combined with improving confidence in Europe’s economic recovery to spur initiation of long positions by month-end as September crude oil futures finished 3.7% higher on the month. A mixture of long and short positions in the energy sector led the Fund to an overall loss on the month. After establishing all-time highs in June, gold futures responded with steadily lower action throughout July, finishing with a loss of 5.1% on the month. Perceived structural stability in Europe following the positive results of the banking sector stress tests eliminated a key source of gold sponsorship. Furthermore, excellent corporate earnings also contributed to losses as investors became more comfortable investing in depressed equity markets than on gold at historic highs. The Fund’s dollar for dollar long gold position produced an overall loss on the month.

For the third quarter of 2010, the most profitable market group overall was the metals sector, while the greatest losses were attributable to positions in the energy sector.

Fund results for 2nd Quarter 2010:

In June, the Fund’s allocations to stock indices underperformed as volatile action resulted in losses. Extremely poor housing and retail sales figures spurred profit-taking, leaving front-month the Dow futures down 3.5% on the month. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector for the month. Stronger results were obtained in the global bond markets as weaker than expected fundamental and inflation data complemented intensifying euro area sovereign debt risk, thus prompting widespread buying of bonds. September 30-year U.S. Treasury bonds surged after U.S. employment increased less than previously forecasted with private payrolls accounting for only 10.0% of the jobs added. A mixture of long and short positions led the Fund to an overall gain in the bond sector for the month. Allocations to the energy sector underperformed amid significant losses in natural gas futures following an 18.0% rally through mid-month. Mild weather moved in toward the end of the month, sending values sharply lower and leaving the August contract with only a modest gain of 4.7%. A mixture of long and short positions led the Fund to an overall loss in the energy sector for the month. The Fund’s gold hedge experienced gains as gold futures posted new all-time highs as unease surrounding the sustainability of the global recovery continued to mount. In euro terms, gold traded near the €1,050/oz. level due to early month news of a possible Hungarian default and ongoing civil strife in Europe. Meanwhile in the U.S., poor retail sales, weak consumer confidence, and falling housing figures supported August gold to a gain of 2.5%. Growing concern surrounding Chinese growth also cast a pall over risk assets, providing support to gold into month-end.

In May, the Fund’s allocation to stock indices lost ground as weakness in the global financial system from April carried over into the month. Germany’s DAX, the U.K.’s FTSE and the Dow finished the month down 2.1%, 5.2% and 7.6%, respectively. A mixture of long and short positions led the Fund to an overall loss in the stock indices sector on the month. The Fund’s long positions in the global bond futures markets provided positive returns as the sovereign debt crisis in the euro area intensified, prompting the purchase of safe-haven government securities. Front-month U.S. 30-year Treasury bonds posted 18-month highs on speculation that the debt contagion could hamper the fragile global economic rebound. The Fund’s long positions in the bond sector led to an overall gain on the month. Fallout from a lack of European consensus in dealing with the sovereign debt crisis triggered soaring borrowing costs that closely resembled the levels of mistrust seen following the 2008 collapse of Lehman Brothers. The euro and Swiss franc fell 7.3% and 6.8% against the U.S. dollar, respectively, while the regional currencies of Hungary, Poland and Denmark also declined 11.0%, 12.7% and 7.8% against the U.S. dollar, respectively. The Fund experienced an overall loss on the month from its mixture of long and short currency sector positions. July crude oil traded as low as $67.24 per barrel on May 25th before a late-month rally based on strong consumer confidence and durable goods orders led to a close of $73.98, which still represented a 16.2% loss for the month. Gasoline and heating oil followed crude oil lower as front-month contracts finished the month down 15.4% and 14.1%, respectively. A mixture of long and short positions led the Fund to a relatively large loss in the energies sector for the month. August gold futures endured volatile price action during the month of May and finished 2.7% higher in U.S. dollar terms, while adding 11.2% in euro terms. Futures rallied to a new record high by mid-month amid concerns that the European debt crisis could worsen to the point that the euro would no longer be considered a fiat currency. The Fund’s gold hedge experienced an overall gain on the month.

In April, equity markets around the globe finished with mixed results. Stocks came under acute pressure in Europe as concerns continued over the financial condition of several EU members. Japan’s Nikkei and Australia’s SPI finished with modest losses, down 0.4% and 1.2%, respectively, while gains were seen in Taiwan and Singapore, finishing 1.1% and 3.1% higher, respectively, as those economies benefited from rebounding export demand. In the U.S., the Nasdaq and the Dow finished the month 2.1% and 1.5% higher, respectively. A mixture of long and short positions led the Fund to an overall gain on the month in the stock indices sector. Early month news that the U.S. economy added 162,000 jobs combined with excellent growth in the U.S. services industry propelled crude oil futures to their highest levels since the fall of 2008. Later in the month, excellent U.S. corporate earnings, rising consumer confidence, and the loss of a production platform in the Gulf of Mexico propelled July crude to a 4.3% gain. June gasoline futures finished 4.1% higher as a late month inventory report showed supplies had fallen more than expected. A mixture of long and short positions led the Fund to an overall gain in the energies sector on the month. The Fund experienced strong gains on its June gold futures, as the metal finished the month 5.8% higher. The Fund’s long positions in the metals sector resulted in gains for the month.

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

In January, global equities continued to trend higher but reversed sharply by month’s end. In the U.S., the Dow and Nasdaq finished 3.5% and 6.8% lower, respectively. European equities also experienced significant declines, with Germany’s DAX, the U.K.’s FTSE and France’s CAC40 finishing 6.7%, 4.2% and 5.1% lower, respectively. Asian stocks fell as China began to take steps to slow growth and curb lending in response to an overheating economy. The Hang Seng and Japan’s Nikkei finished 7.8% and 3.6% lower, respectively. A mixture of long and short positions in the stock indices sector produced an overall loss for the Fund on the month. Global short-term interest futures rebounded in January with numerous products trading to new contract highs. Eurodollar futures rallied as weaker than expected fundamental data in the U.S. prompted the selling of equities and the buying of safer short-term assets. A mixture of long and short positions in the interest rates sector resulted in a gain for the Fund for the month. The U.S. dollar index extended its December gains in January, finishing the month 1.7% higher as risk capital flowed into the U.S. dollar following China’s strong signals that it would act to contain its rapid growth. Entrenched trends in emerging market currencies continued to unwind with the Brazilian real and Chilean peso finishing the month down 8.7% and 3.3%, respectively. The Fund’s short positions in the U.S. dollar led the currencies sector to a loss on the month. Front-month crude oil futures rose to their highest level since the fall of 2008 in early January until a U.S. dollar reversal and growing global economic fears led to an 8.4% decline on the month. March natural gas finished 7.0% lower as the return of mild temperatures stabilized inventories near the 5-year average after the steep drawdown following December’s cold snap. A mixture of long and short energy positions led the Fund to an overall loss on the month in the sector. London zinc declined 17.0%, while lead and copper lost 17.1% and 9.0%, respectively, on the month, as the Chinese central bank raised reserve requirements and ordered some banks to cease lending altogether. February gold sold off late to finish 1.2% lower. The Fund’s long positions in the metals sector led to an overall loss for the month. Front-month gold futures ended the month of January down 1.3% as the U.S. dollar appreciated amid widespread deleveraging, which decreased the buying of gold as an alternative investment. The combination of the Chinese moving to limit excessive growth in their economy and the U.S. government’s planned initiative to ban proprietary trading by U.S. banks contributed to the decline.

For the first quarter of 2010, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the currency sector.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions of the Fund at the same time, and if Superfund Capital Management was unable to offset such positions, the Fund could experience substantial losses. Superfund Capital Management attempts to minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio in all but extreme instances not greater than 50%.

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

On October 31, 2011, MF Global reported to the SEC and CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation led by SIPC would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act.

As of December 31, 2011 approximately $335,000 of Series A-1 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 2.7% of Series A-1’s net asset value of approximately $12.51 million as of December 31, 2011. On October 31, 2011, Series A-1 recorded a reserve that reduced the net asset value by $74,240 (or approximately $8.88 per Series A-1 Unit) as of December 31, 2011.

As of December 31, 2011 approximately $85,000 of Series A-2 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 2.6% of Series A-2’s net asset value of approximately $3.31 million as of December 31, 2011. On October 31, 2011, Series A-2 recorded a reserve that reduced the net asset value by $18,992 (or approximately $9.32 per Series A-2 Unit) as of December 31, 2011.

As of December 31, 2011 approximately $269,000 of Series B-1 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 4.8% of Series B-1’s net asset value of approximately $5.62 million as of December 31, 2011. On October 31, 2011, Series B-1 recorded a reserve that reduced the net asset value by $60,399 (or approximately $13.35 per Series B-1 Unit) as of December 31, 2011.

As of December 31, 2011 approximately $183,000 of Series B-2 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 4.7% of Series B-2’s net asset value of approximately $3.92 million as of December 31, 2011. On October 31, 2011, Series B-2 recorded a reserve that reduced the net asset value by $41,122 (or approximately $13.64 per Series B-2 Unit) as of December 31, 2011.

The General Partner does not believe that the MF Global liquidation will have a material impact on the ongoing trading operations of the Fund. However, because MF Global is still in the liquidation process as of today, further developments in the MF Global liquidation proceedings may have an impact on the ability of the Fund to:

•	satisfy redemption requests in the normal 20-day time period;

•	adequately value redemption requests in the ordinary timeframe;

•	accept new subscriptions and properly value the net asset value for new subscribers; and

•	provide for accurate valuation in the Fund’s account statements provided to Limited Partners.

There can be no assurances:

•	that the Fund will have immediate access to any or all of its assets in accounts held at MF Global; and

•	as to the amount or value of those assets in the context of the bankruptcy.

Future actions involving MF Global may impact the Fund’s ability to value the portion of its assets held at MF Global and/or delay the payment of a Limited Partner’s pro rata share of such assets upon redemption.

Off-Balance Sheet Arrangements

The Fund does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation and depreciation of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2011 and December 31, 2010.

Critical Accounting Policies – Valuation of the Fund’s Positions

Superfund Capital Management believes that the accounting policies that are most critical to the Fund’s financial condition and results of operations relate to the valuation of the Fund’s positions. The Fund uses the amortized cost method for valuing U.S. Treasury Bills. Superfund Capital Management believes the cost of securities plus accreted discount, or minus amortized premium, approximates fair value. The majority of the Fund’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. Thus, Superfund Capital Management expects that under normal circumstances substantially all of the Fund’s assets are valued on a daily basis using objective measures.

Recently Issued Accounting Pronouncements

ASU 2011-11

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. generally accepted accounting principles (“U.S. GAAP”) more comparable to those prepared under and International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. New disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Superfund Capital Management is evaluating the impact of ASU 2011-11 on the financial statements and disclosures.

ASU 2011-04

In May 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. Superfund Capital Management is currently evaluating the implications of ASU No. 2011-04 and its impact on the financial statements.

ASU 2010-06

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. As of January 1, 2010, the Fund adopted ASU 2010-06 except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions has not had a material impact on the Fund’s financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

Financial statements appear beginning on page 27 of this report. Supplementary data is not required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no changes in Superfund Capital Management’s internal controls with respect to each Series individually, as well as the Fund as a whole, or in other factors applicable to each Series individually, as well as the Fund as a whole, that could materially affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include in all annual reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter-ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Superfund Capital Management is responsible for establishing and maintaining adequate internal control over the financial reporting of each Series individually, as well as the Fund as a whole. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Superfund Capital Management’s internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of each Series individually, as well as the Fund as a whole;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of each Series’, as well as the Fund’s, financial statements in accordance with U.S. GAAP, and that the receipts and expenditures of each Series individually, as well as the Fund as a whole, are being made only in accordance with authorizations of Superfund Capital Management’s management and directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of each Series individually, as well as the Fund as a whole, that could have a material effect on the Series’ or the Fund’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2011, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.

The Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, Section 1350 Certification of Principal Executive Officer and Section 1350 Certification of Principal Financial Officer, Exhibit 31.01, Exhibit 31.02, Exhibit 32.01 and Exhibit 32.02 hereto, respectively, are applicable with respect to each Series individually, as well as to the Fund as a whole.

Item 9B. Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 that was not reported on Form 8-K.

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

NIGEL JAMES, age 31, was appointed as President of Superfund Capital Management on July 13, 2006, and was listed as a principal and registered as an associated person with Superfund Capital Management on November 28, 2006, and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.

MARTIN SCHNEIDER, age 45, was appointed Vice President, Principal Financial Officer, Principal Accounting Officer and sole Director of Superfund Capital Management on July 28, 2010. Mr. Schneider was listed as a principal of Superfund Capital Management on August 19, 2010. From May 1997 to June 2001, Mr. Schneider served as Sales Director for Nike, Inc., an international retailer, in the company’s European divisions. From July 2001 to July 2002, Mr. Schneider held the position of Commercial Director for FC Tirol Innsbruck, a former Austrian football club. In this position, Mr. Schneider was responsible for the promotional activities of the organization. Mr. Schneider spent August 2002 preparing for his transition to the Superfund group of financial companies. From September 2002 to March 2005, Mr. Schneider functioned as the sports marketing director for Quadriga

Asset Management GmbH, a financial services company, and as the Executive Vice President of the successor company, Superfund Marketing and Sports Sponsoring Inc. In April 2005, Mr. Schneider assumed the role of Operating Manager for Superfund Group Monaco, a financial services company, a position he held until his appointment to Superfund Capital Management in June 2010. In the position of Operating Manager, Mr. Schneider conducted internal operational and financial audits of members of the Superfund group of affiliated financial companies. Mr. Schneider is a graduate of TGM Technical School in Vienna, Austria, with a degree in mechanical engineering. Mr. Schneider is a citizen of Austria.

GIZELA BENEDEK, age 33, was appointed Treasurer of Superfund Capital Management on July 28, 2010. Ms. Benedek will also serve as Audit Committee Financial Expert for the Fund. Ms. Benedek was listed as a principal of Superfund Capital Management on September 10, 2010. From June 2000 to September 2005, Ms. Benedek served as an Associate of PricewaterhouseCoopers, an international accounting firm, in its tax consulting group in Vienna, Austria. In this position, Ms. Benedek provided tax consulting services to investment companies. From October 2005 to December 2005, Ms. Benedek conducted intensive research in connection with her master thesis. From January 2006 to July 2008, Ms. Benedek held the position of Auditing Associate in the auditing group of RSM Exacta Wirtschaftsprufung AG, an Austrian auditing and tax consultancy firm. In this position, Ms. Benedek provided auditing services to private foundations and mid-market companies. From August 2008 through August 2009, she was granted educational leave sponsored by the Austrian government to study for the U.S. CPA exam. Since September 2009, Ms. Benedek has held the role of Financial Counsel for Superfund Distribution and Investment, Inc., a financial services company located in Grenada, West Indies. In this role, Ms. Benedek engages in various internal accounting and auditing functions. Ms. Benedek is a graduate of The University of Economics and Business Administration in Vienna, Austria, and is a certified public accountant. Ms. Benedek is a citizen of Austria.

CHRISTIAN BAHA, age 43, is Superfund Capital Management’s founder and sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was listed as a principal of Superfund Advisors, Inc., a CFTC registered commodity pool operator, on November 20, 2009. He is also registered as an associated person and listed as a principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, positions which he has held since July 23, 1999 and June 24, 1997, respectively. He has also been listed as a principal of Superfund Capital Management since May 9, 2001. He was registered as an associated person of Superfund Capital Management on May 9, 2001 as well, however, such registration was subsequently withdrawn on February 17, 2009. Mr. Baha is listed as a principal of Superfund Capital Management and Superfund Advisors, Inc. because he is the sole owner of the foregoing entities. Mr. Baha was also listed as a principal of Superfund USA, Inc., a registered broker-dealer that was previously registered as a commodity pool operator with the CFTC from August 14, 2009 through September 4, 2010, from August 13, 2009 through September 4, 2010 because he is the sole owner of the foregoing entity. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.

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

The Fund has no employees, officers or directors and is managed by Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 2.25% of month-end net assets (2.25% per annum), ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance fee equal to 25% of any new appreciation without respect to interest income or any changes in net asset value due changes in value of the Fund’s dollar for dollar gold position. Trading losses will be carried forward and no further incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Asset Management Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, Inc., an entity related to Superfund Capital Management by common ownership (“Superfund USA”), shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commission” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds price of such Unit. Each Series and Superfund USA may retain additional selling agents to assist with the placement of the Units. Superfund USA will pay all or a portion of the selling commission described above which it receives in respect of the Units sold by the additional selling agents to the additional selling agents effecting the sales.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners

All of the Fund’s general partner interest is held by Superfund Capital Management.

Security Ownership of Management

As of December 31, 2011, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2011, Superfund Capital Management owned 514.919 Units of Series A-1 (non-voting), representing 5.85% of the total issued Units of Series A-1, and 434.257 Units of Series B-1, representing 9.31% of the total issued Units of Series B-1 (non-voting), having a combined value of $1,309,573. Losses allocated to Units of Series A-1 and Series B-1 owned by Superfund Capital Management were $83,901 for the year ended December 31, 2011. Superfund Capital Management did not make any contributions to or withdrawals from any Series during this period. Superfund Capital Management’s ownership of Units of Series A-1 and Series A-2 is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets. Christian Baha is the holder of all of the equity of Superfund Capital Management.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

See “Item 10 Directors, Executive Officers and Corporate Governance of The Registrant, “Item 11, Executive Compensation” and “Item 12, Security Ownership of Certain Beneficial Owners and Management.” In 2011, the Series A management fee totaled $383,509, the Series A selling commissions totaled $272,237, the Series A incentive fee totaled $243,449 and the Series A brokerage commissions totaled $255,210. In 2011, the Series B management fee totaled $287,138, the Series B selling commissions totaled $156,375, the Series B incentive fee totaled $405,490 and the Series B brokerage commissions totaled $286,128. In 2010, the Series A management fee totaled $192,137, the Series A selling commissions totaled $133,361, the Series A incentive fee totaled $367,406 and the Series A brokerage commissions totaled $160,212. In 2010, the Series B management fee totaled $231,760, the Series B selling commissions totaled $136,540, the Series B incentive fee totaled $210,237 and the Series B brokerage commissions totaled $315,729.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2011 and December 31, 2010, were approximately $108,725 and $107,550, respectively.

Audit-Related Fees

There were no audit-related fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2011 and December 31, 2010.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning rendered by Deloitte & Touche LLP for the years ended December 31, 2011 and December 31, 2010.

All Other Fees

There were no other fees for products or services provided by Deloitte & Touche LLP for the years ended December 31, 2011, and December 31, 2010.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:

(1)	Financial Statements beginning on page 27 hereof.

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted because they are not required or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits as required by Item 601 of Regulation S-K.

The following exhibits are included herewith.

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

101	Interactive Data File

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

EXHIBIT 13.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Superfund Gold, L.P.—Series A and Superfund Gold, L.P.—Series B:

We have audited the accompanying statements of assets and liabilities of Superfund Gold, L.P., Superfund Gold, L.P.—Series A and Superfund Gold, L.P.—Series B (collectively the “Funds”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Superfund Gold, L.P., Superfund Gold, L.P.—Series A and Superfund Gold, L.P.—Series B as of December 31, 2011 and 2010, and the results of their operations, changes in net assets, and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 29, 2012

SUPERFUND GOLD, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010
ASSETS
US Government securities, at fair value, (amortized cost of $6,400,000 and $9,598,087 as of December 31, 2011, and December 31, 2010, respectively)	$6,400,000	$9,598,087

Due from brokers (net of reserve of $194,753) (See Note 4)	17,505,597	12,805,431

Futures contracts purchased	—	2,832,921

Unrealized appreciation on open forward contracts	134,988	224,585

Futures contracts sold	378,483	—

Cash	5,304,787	3,630,425

Due from affiliate	—	5,599

Total assets	29,723,855	29,097,048

LIABILITIES

Unrealized depreciation on open forward contracts	95,397	36,460

Futures contracts purchased	2,237,362	—

Futures contracts sold	—	349,805

Subscriptions received in advance	914,000	1,289,417

Incentive fee	—	409,223

Redemptions payable	904,938	236,327

Management fee payable	107,656	51,406

Fees payable	105,056	49,185

Total liabilities	4,364,409	2,421,823

NET ASSETS	$25,359,446	$26,675,225

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (amortized cost $6,400,000), securities are held in margin accounts as collateral for open futures and forwards	$6,400,000	25.2%	$6,400,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.5	134,988

Total unrealized appreciation on forward contracts		0.5	134,988

Unrealized depreciation on forward contracts
Currency		(0.4)	(95,397)

Total unrealized depreciation on forward contracts		(0.4)	(95,397)

Total forward contracts, at fair value		0.2%	$39,591

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3%	$68,483
Energy		(0.3)	(86,639)
Financial
2 Year U.S. Treasury Note		0.0 *	1,954
Other		0.0 *	3,926
Total Financial		0.0 *	5,880
Food & Fiber		0.1	30,713
Indices		0.0 *	8,193
Metals
171 contracts of CMX Gold expiring February 2012		(8.8)	(2,228,620)
Other		(0.1)	(35,372)

Total Metals		(8.9)	(2,263,992)

Total futures contracts purchased		(8.8)	(2,237,362)

Futures contracts sold
Currency		0.3	85,282
Energy		0.3	84,680
Financial		(0.0)*	(11,937)
Food & Fiber		0.1	23,297
Indices		0.2	58,871
Livestock		0.1	18,950
Metals		0.5	119,340

Total futures contracts sold		1.5	378,483

Total futures contracts, at fair value		(7.3)%	$(1,858,879)

Futures and forward contracts by country composition
Australian		0.1%	$13,630
European Monetary Union		0.3	69,960
Great Britain		0.0 *	5,614
Japan		0.4	106,637
United States		(8.1)	(2,048,725)
Other		0.1	33,596

Total futures and forward contracts by country		(7.2)%	$(1,819,288)

*	Due to rounding

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

SUPERFUND GOLD, L.P.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Investment income
Interest income	$11,848	$11,425
Other income	—	5,599

Total income	11,848	17,024

Expenses
Incentive fee	648,939	577,643
Management fee	670,647	423,897
Brokerage commissions	541,338	475,941
Selling commission	428,612	269,901
Operating expenses	223,546	141,299
MF Global reserve (See Note 4)	194,753	—
Other	16,766	5,314

Total expenses	2,724,601	1,893,995

Net investment loss	(2,712,753)	(1,876,971)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	5,588,766	7,170,567
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(4,490,529)	3,571,053

Net gain on investments	1,098,237	10,741,620

Net increase (decrease) in net assets from operations	$(1,614,516)	$8,864,649

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Increase (decrease) in net assets from operations
Net investment loss	$(2,712,753)	$(1,876,971)
Net realized gain on futures and forward contracts	5,588,766	7,170,567
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(4,490,529)	3,571,053

Net increase (decrease) in net assets from operations	(1,614,516)	8,864,649

Capital share transactions
Issuance of Units	10,736,259	11,079,475
Redemption of Units	(10,437,522)	(5,422,831)

Net increase in net assets from capital share transactions	298,737	5,656,644

Net increase (decrease) in net assets	(1,315,779)	14,521,293

Net assets, beginning of year	26,675,225	12,153,932

Net assets, end of year	$25,359,446	$26,675,225

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(1,614,516)	$8,864,649
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(33,946,385)	(29,290,418)
Sales and maturities of U.S. government securities	37,148,549	25,700,000
Amortization of discounts and premiums	(4,077)	(7,921)
Decrease in due from brokers	(4,700,166)	(6,504,277)
Increase (decrease) in due from affiliate	5,599	(5,599)
Increase (decrease) in unrealized appreciation on open forward contracts	89,597	(142,740)
Increase (decrease) in unrealized depreciation on open forward contracts	58,937	(118,411)
Increase (decrease) in futures contracts purchased	5,070,283	(3,651,895)
Increase (decrease) in futures contracts sold	(728,288)	341,993
Increase (decrease) in incentive fee payable	(409,223)	409,223
Increase in management fee	56,250	28,515
Increase in fees payable	55,871	26,839

Net cash provided by (used in) operating activities	1,082,431	(4,350,042)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	10,360,842	10,504,762
Redemptions, net change in redemptions payable	(9,768,911)	(5,196,394)

Net cash provided by financing activities	591,931	5,308,368

Net increase in cash	1,674,362	958,326

Cash, beginning of year	3,630,425	2,672,099

Cash, end of year	$5,304,787	$3,630,425

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010
ASSETS

US Government securities, at fair value (amortized cost of $3,700,000 and $4,949,019 as of December 31, 2011, and December 31, 2010, respectively)	$3,700,000	$4,949,019

Due from brokers (net of reserve of $93,232) (See Note 4)	10,182,255	6,513,798

Futures contracts purchased	—	1,271,946

Unrealized appreciation on open forward contracts	69,300	95,755

Futures contracts sold	189,971	—

Cash	4,325,976	2,215,532

Due from affiliate	—	5,599

Total assets	18,467,502	15,051,649

LIABILITIES

Unrealized depreciation on open forward contracts	51,238	13,857

Futures contracts purchased	1,411,823	—

Futures contracts sold	—	143,844

Subscriptions received in advance	336,000	882,330

Incentive fee	—	198,986

Redemptions payable	711,068	42,447

Management fee payable	67,674	26,272

Fees payable	70,546	27,222

Total liabilities	2,648,349	1,334,958

NET ASSETS	$15,819,153	$13,716,691

Superfund Gold, L.P. Series A-1 Net Assets	$12,507,057	$10,835,030

Number of Units outstanding	8,359.510	6,916.044
Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,496.15	$1,566.65

Superfund Gold, L.P. Series A-2 Net Assets	$3,312,096	$2,881,661

Number of Units outstanding	2,037.421	1,724.508
Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,625.63	$1,671.00

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (amortized cost $3,700,000), securities are held in margin accounts as collateral for open futures and forwards	$3,700,000	23.4%	$3,700,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.4	69,300

Total unrealized appreciation on forward contracts		0.4	69,300

Unrealized depreciation on forward contracts
Currency		(0.3)	(51,238)

Total unrealized depreciation on forward contracts		(0.3)	(51,238)

Total forward contracts, at fair value		0.1%	$18,062

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.2%	$36,900
Energy		(0.3)	(45,053)
Financial		0.0 *
2 Year U.S. Treasury Note		0.0 *	1,016
Other		0.0 *	1,598
Total Financial		0.0 *	2,614
Food & Fiber		0.1	16,738
Indices		0.0 *	4,717
Metals
108 contracts of CMX Gold expiring February 2012		(8.9)	(1,407,280)
Other		(0.1)	(20,459)

Total Metals		(9.0)	(1,427,739)

Total futures contracts purchased		(9.0)	(1,411,823)

Futures Contracts Sold
Currency		0.3	43,963
Energy		0.3	42,480
Financial		(0.0)*	(6,656)
Food & Fiber		0.1	11,607
Indices		0.2	26,026
Livestock		0.1	9,670
Metals		0.4	62,881

Total futures contracts sold		1.4	189,971

Total futures contracts, at fair value		(7.6)%	$(1,221,852)

Futures contracts by country composition
Australia		0.1%	$8,242
European Monetary Union		0.2	36,313
Great Britain		0.0 *	2,711
Japan		0.3	55,550
United States		(8.2)	(1,316,556)
Other		0.1	9,950

Total futures contracts by country		(7.5)%	$(1,203,790)

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

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

SUPERFUND GOLD, L.P.—SERIES A

STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Investment income
Interest income	$6,191	$6,400
Other income	—	5,599

Total income	6,191	11,999

Expenses
Incentive fee	243,449	367,406
Management fee	383,509	192,137
Brokerage commissions	255,210	160,212
Selling commission	272,237	133,361
Operating expenses	127,836	64,045
MF Global reserve (See Note 4)	93,232	—
Other	5,651	1,444

Total expenses	1,381,124	918,605

Net investment loss	(1,374,933)	(906,606)

Realized and unrealized gain (loss) on investments
Net realized gain on futures and forward contracts	2,767,330	3,373,625
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,413,790)	1,491,307

Net gain on investments	353,540	4,864,932

Net increase (decrease) in net assets from operations	$(1,021,393)	$3,958,326

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-1*	$(103.81)	$586.87

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-1	$(70.50)	$509.75

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-2**	$(96.66)	$638.10

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-2	$(45.37)	$559.60

*	Weighted average number of Units outstanding for Series A-1 for the Years Ended December 31, 2011 and December 31, 2010: 8,066.50 and 5,236.62, respectively.
**	Weighted average number of Units outstanding for Series A-2 for the Years Ended December 31, 2011 and December 31, 2010: 1,903.44 and 1,387.08, respectively.

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES A

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Increase (decrease) in net assets from operations:
Net investment loss	$(1,374,933)	$(906,606)
Net realized gain on futures and forward contracts	2,767,330	3,373,625
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,413,790)	1,491,307

Net increase (decrease) in net assets from operations	(1,021,393)	3,958,326

Capital share transactions
Issuance of Units	8,156,974	7,649,260
Redemption of Units	(5,033,119)	(1,325,250)

Net increase in net assets from capital share transactions	3,123,855	6,324,010

Net increase in net assets	2,102,462	10,282,336

Net assets, beginning of period	13,716,691	3,434,355

Net assets, end of period	$15,819,153	$13,716,691

Series A-1 Units, beginning of period	6,916.044	2,388.395
Issuance of Series A-1 Units	3,951.118	5,507.940
Redemption of Series A-1 Units	(2,507.652)	(980.291)

Series A-1 Units, end of period	8,359.510	6,916.044

Series A-2 Units, beginning of period	1,724.508	818.846
Issuance of Series A-2 Units	877.402	978.117
Redemption of Series A-2 Units	(564.489)	(72.455)

Series A-2 Units, end of period	2,037.421	1,724.508

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES A

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(1,021,393)	$3,958,326
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(18,148,163)	(12,895,739)
Sales and maturities of U.S. government securities	19,399,271	9,500,000
Amortization of discounts and premiums	(2,089)	(3,341)
Decrease in due from brokers	(3,668,457)	(4,719,313)
Increase (decrease) in due from affiliate	5,599	(5,599)
Increase (decrease) in unrealized appreciation on open forward contracts	26,455	(95,755)
Increase in unrealized depreciation on open forward contracts	37,381	13,857
Increase (decrease) in futures contracts purchased	2,683,769	(1,550,175)
Increase (decrease) in futures contracts sold	(333,815)	140,766
Increase (decrease) in incentive fee	(198,986)	198,986
Increase in management fee	41,402	19,809
Increase in fees payable	43,324	20,842

Net cash used in operating activities	(1,135,702)	(5,417,336)

Cash flows from financing activities
Subscriptions, net of change in subscriptions received in advance	7,610,644	7,176,090
Redemptions, net of redemptions payable	(4,364,498)	(1,282,803)

Net cash provided by financing activities	3,246,146	5,893,287

Net increase in cash	2,110,444	475,951

Cash, beginning of year	2,215,532	1,739,581

Cash, end of year	$4,325,976	$2,215,532

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010
ASSETS

US Government securities, at fair value (amortized cost of $2,700,000 and $4,649,068 as of December 31, 2011, and December 31, 2010, respectively)	$2,700,000	$4,649,068

Due from brokers (net of reserve of $101,521) (See Note 4)	7,323,342	6,291,633

Futures contracts purchased	—	1,560,975

Unrealized appreciation on open forward contracts	65,688	128,830

Futures contracts sold	188,512	—

Cash	978,811	1,414,893

Total assets	11,256,353	14,045,399

LIABILITIES

Unrealized depreciation on open forward contracts	44,159	22,603

Futures contracts purchased	825,539	—

Futures contracts sold	—	205,961

Subscriptions received in advance	578,000	407,087

Redemptions payable	193,870	193,880

Incentive fee	—	210,237

Management fee payable	39,982	25,134

Fees payable	34,510	21,963

Total liabilities	1,716,060	1,086,865

NET ASSETS	$9,540,293	$12,958,534

Superfund Gold, L.P. Series B-1 Net Assets	$5,617,352	$7,815,597

Number of Units outstanding	4,524.265	5,784.122
Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$1,241.61	$1,351.21

Superfund Gold, L.P. Series B-2 Net Assets	$3,922,941	$5,142,937

Number of Units outstanding	3,015.557	3,700.480
Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,300.90	$1,389.80

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (amortized cost $2,700,000), securities are held in margin accounts as collateral for open futures and forwards	$2,700,000	28.3%	$2,700,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts Currency		0.7	65,688

Total unrealized appreciation on forward contracts		0.7	65,688

Unrealized depreciation on forward contracts Currency		(0.5)	(44,159)

Total unrealized depreciation on forward contracts		(0.5)	(44,159)

Total forward contracts, at fair value		0.2%	$21,529

Futures contracts, at fair value
Futures contracts purchased Currency		0.3%	$31,583
Energy		(0.4)	(41,586)
Financial
2 Year U.S. Treasury Note		0.0 *	938
Other		0.0 *	2,328
Total Financial		0.0 *	3,266
Food & Fiber		0.1	13,975
Indices		0.0 *	3,476
Metals
63 contracts of CMX Gold expiring February 2012		(8.6)	(821,340)
Other		(0.2)	(14,913)

Total Metals		(8.8)	(836,253)

Total futures contracts purchased		(8.8)	(825,539)

Futures contracts sold
Currency		0.4	41,319
Energy		0.4	42,200
Financial		(0.1)	(5,281)
Food & Fiber		0.1	11,690
Indices		0.3	32,845
Livestock		0.1	9,280
Metals		0.6	56,459

Total futures contracts sold		1.8	188,512

Total futures contracts, at fair value		(7.0)%	$(637,027)

Futures and forward contracts by country composition
Australian		0.1%	$5,388
European Monetary Union		0.3	33,647
Great Britain		0.0 *	2,903
Japan		0.4	51,087
United States		(7.8)	(732,169)
Other		0.2	23,646

Total futures and forward contracts by country		(6.8)%	$(615,498)

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2010

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 24, 2011 (amortized cost $4,649,068), securities are held in margin accounts as collateral for open futures and forwards	$4,650,000	35.9%	$4,649,068

Forward contracts, at fair value
Unrealized appreciation on forward contracts Currency		1.0	128,830

Total unrealized appreciation on forward contracts		1.0	128,830

Unrealized depreciation on forward contracts Currency		(0.2)	(22,603)

Total unrealized depreciation on forward contracts		(0.2)	(22,603)

Total forward contracts, at fair value		0.8%	$106,227

Futures contracts, at fair value
Futures contracts purchased
Currency		2.1%	$275,775
Energy		0.5	66,524
Financial		0.6	72,471
Food & Fiber		0.9	112,469
Indices		0.5	67,441
Livestock		0.4	51,490
Metals
117 contracts of CMX Gold expiring February 2011		4.2	538,920
Other		2.9	375,885

Total Metals		7.1	914,805

Total futures contracts purchased		12.1	1,560,975

Futures contracts sold
Currency		0.2	19,444
Energy		(0.1)	(18,790)
Financial		(0.1)	(11,737)
Indices		0.1	14,335
Metals		(1.6)	(209,213)

Total futures contracts sold		(1.5)	(205,961)

Total futures contracts, at fair value		10.6%	$1,355,014

Futures and forward contracts by country composition
Australian		0.0 *%	$2,000
European Monetary Union		0.5	48,903
Great Britain		0.3	42,584
Japan		0.9	118,010
United States		7.1	921,121
Other		2.6	328,623

Total futures and forward contracts by country		11.4%	$1,461,241

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES B

STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Investment income, interest	$5,657	$5,025

Expenses
Brokerage commissions	286,128	315,729
Management fee	287,138	231,760
Incentive fee	405,490	210,237
Selling commission	156,375	136,540
Operating expenses	95,710	77,254
MF Global reserve (See Note 4)	101,521	—
Other	11,115	3,870

Total expenses	1,343,477	975,390

Net investment loss	(1,337,820)	(970,365)

Realized and unrealized gain on investments
Net realized gain on futures and forward contracts	2,821,436	3,796,942
Net change in unrealized depreciation on futures and forward contracts	(2,076,739)	2,079,746

Net gain on investments	744,697	5,876,688

Net increase (decrease) in net assets from operations	$(593,123)	$4,906,323

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-1*	$(78.44)	$456.22

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-1	$(109.60)	$477.53

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-2**	$(50.73)	$547.21

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-2	$(88.90)	$502.88

*	Weighted average number of Units outstanding for Series B-1 for the Years Ended December 31, 2011 and December 31, 2010: 5,422.14 and 6,793.32, respectively.
**	Weighted average number of Units outstanding for Series B-2 for the Years Ended December 31, 2011 and December 31, 2010: 3,340.25 and 3,273.29, respectively.

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES B

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Increase (decrease) in net assets from operations
Net investment loss	$(1,337,820)	$(970,365)
Net realized gain on futures and forward contracts	2,821,436	3,796,942
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,076,739)	2,079,746

Net increase (decrease) in net assets from operations	(593,123)	4,906,323

Capital share transactions
Issuance of Units	2,579,285	3,430,215
Redemption of Units	(5,404,403)	(4,097,581)

Net decrease in net assets from capital share transactions	(2,825,118)	(667,366)

Net increase (decrease) in net assets	(3,418,241)	4,238,957

Net assets, beginning of period	12,958,534	8,719,577

Net assets, end of period	$9,540,293	$12,958,534

Series B-1 Units, beginning of period	5,784.122	7,174.897
Issuance of Series B-1 Units	1,527.856	2,402.118
Redemption of Series B-1 Units	(2,787.713)	(3,792.893)

Series B-1 Units, end of period	4,524.265	5,784.122

Series B-2 Units, beginning of period	3,700.480	2,763.500
Issuance of Series B-2 Units	314.675	1,294.860
Redemption of Series B-2 Units	(999.598)	(357.880)

Series B-2 Units, end of period	3,015.557	3,700.480

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES B

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and December 31, 2010

	2011	2010
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(593,123)	$4,906,323
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(15,798,222)	(16,394,679)
Sales and maturities of U.S. government securities	17,749,278	16,200,000
Amortization of discounts and premiums	(1,988)	(4,580)
Decrease in due from brokers	(1,031,709)	(1,784,964)
Increase (decrease) in unrealized appreciation on open forward contracts	63,142	(46,985)
Increase (decrease) in unrealized depreciation on open forward contracts	21,556	(132,268)
Increase (decrease) in futures contracts purchased	2,386,514	(2,101,720)
Increase (decrease) in futures contracts sold	(394,473)	201,227
Increase (decrease) in incentive fee	(210,237)	210,237
Increase in management fee	14,848	8,706
Increase in fees payable	12,547	5,997

Net cash provided by operating activities	2,218,133	1,067,294

Cash flows from financing activities
Subscriptions, net of change in subscriptions received in advance	2,750,198	3,328,672
Redemptions, net of redemptions payable	(5,404,413)	(3,913,591)

Net cash used in financing activities	(2,654,215)	(584,919)

Net increase (decrease) in cash	(436,082)	482,375

Cash, beginning of year	1,414,893	932,518

Cash, end of year	$978,811	$1,414,893

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. – SERIES A and SUPERFUND GOLD, L.P. – SERIES B

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

Pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), audited financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and presented for the Fund as a whole, as the SEC registrant, and for Series A and Series B individually. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series shall be enforceable only against the assets of such Series and not against the assets of the Fund generally or any other Series. Accordingly, the assets of one Series of the Fund include only those funds and other assets that are paid to, held by or distributed to the Fund on account of and for the benefit of that Series, including, without limitation, funds delivered to the Fund for the purchase of Units in that Series.

(b)	Valuation of Investments in Futures Contracts, Forward Contracts and U.S Treasury Bills

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on a trade date basis and open contracts are recorded in the statements of assets and liabilities at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotes are readily available. Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing U.S. Treasury Bills due to the short-term nature of such instruments; accordingly, the cost of securities plus accreted discount, or minus amortized premium, approximates fair value (See Note (2)(h) – Fair Value Measurements).

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

The Fund does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net realized and unrealized gain (loss) on investments in the statements of operations.

(d)	Investment Transactions, Investment Income and Expenses

Investment transactions are accounted for on a trade-date basis. Interest income and expenses are recognized on the accrual basis. The Fund uses the amortized cost method for valuing U.S. Treasury Bills. Operating expenses of the Fund are allocated to each Series in proportion to the net asset value of the Series at the beginning of each month. Expenses directly attributable to a particular Series are charged directly to that Series.

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting—Balance Sheet.

(e)	Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”) to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2009 through 2011 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

(g)	Recently Issued Accounting Pronouncements

ASU 2011-11

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. New disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The General Partner is evaluating the impact of ASU 2011-11 on the financial statements and disclosures.

ASU 2011-04

In May 2011, FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. The General Partner is currently evaluating the implications of ASU No. 2011-04 and its impact on the financial statements.

ASU 2010-06

In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends the disclosure requirements of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) and requires new disclosures regarding transfers in and out of Level 1 and 2 categories, as well as requires entities to separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. As of January 1, 2010, the Fund adopted ASU 2010-06 except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions has not had a material impact on the Fund’s financial statement disclosures.

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

As of and during the years ended December 31, 2011 and December 31, 2010, the Fund held no investments or derivative contracts valued using level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2011:

Superfund Gold, L.P.

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$6,400,000	$—	$6,400,000	$—
Unrealized appreciation on open forward contracts	134,988	—	134,988	—
Futures contracts sold	378,483	378,483	—	—

Total Assets Measured at Fair Value	$6,913,471	$378,483	$6,534,988	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$95,397	$—	$95,397	$—
Futures contracts sold	2,237,362	2,237,362	—	—

Total Liabilities Measured at Fair Value	$2,332,759	$2,237,362	$95,397	$—

Superfund Gold, L.P. – Series A

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$3,700,000	$—	$3,700,000	$—
Unrealized appreciation on open forward contracts	69,300	—	69,300	—
Futures contracts sold	189,971	189,971	—	—

Total Assets Measured at Fair Value	$3,959,271	$189,971	$3,769,300	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$51,238	$—	$51,238	$—
Futures contracts purchased	1,411,823	1,411,823	—	—

Total Liabilities Measured at Fair Value	$1,463,061	$1,411,823	$51,238	$—

Superfund Gold, L.P. – Series B

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$2,700,000	$—	$2,700,000	$—
Unrealized appreciation on open forward contracts	65,688	—	65,688	—
Futures contracts sold	188,512	188,512	—	—

	Balance December 31, 2011	Level 1	Level 2	Level 3
Total Assets Measured at Fair Value	$2,954,200	$188,512	$2,765,688	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$44,159	$—	$44,159	$—
Futures contracts purchased	825,539	825,539	—	—

Total Liabilities Measured at Fair Value	$869,698	$825,539	$44,159	$—

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2010:

Superfund Gold, L.P.

	Balance December 31, 2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$9,598,087	$—	$9,598,087	$—
Unrealized appreciation on open forward contracts	224,585	—	224,585	—
Futures contracts purchased	2,832,921	2,832,921	—	—

Total Assets Measured at Fair Value	$12,655,593	$2,832,921	$9,822,672	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$36,460	$—	$36,460	$—
Futures contracts sold	349,805	349,805	—	—

Total Liabilities Measured at Fair Value	$386,265	$349,805	$36,460	$—

Superfund Gold, L.P. – Series A

	Balance December 31, 2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,949,019	$—	$4,949,019	$—
Unrealized appreciation on open forward contracts	95,755	—	95,755	—
Futures contracts purchased	1,271,946	1,271,946	—	—

Total Assets Measured at Fair Value	$6,316,720	$1,271,946	$5,044,774	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$13,857	$—	$13,857	$—
Futures contracts sold	143,844	143,844	—	—

Total Liabilities Measured at Fair Value	$157,701	$143,844	$13,857	$—

Superfund Gold, L.P. – Series B

	Balance December 31, 2010	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,649,068	$—	$4,649,068	$—
Unrealized appreciation on open forward contracts	128,830	—	128,830	—
Futures contracts purchased	1,560,975	1,560,975	—	—

Total Assets Measured at Fair Value	$6,338,873	$1,560,975	$4,777,898	$—

	Balance December 31, 2010	Level 1	Level 2	Level 3
LIABILITIES
Unrealized depreciation on open forward contracts	$22,603	$—	$22,603	$—
Futures contracts sold	205,961	205,961	—	—

Total Liabilities Measured at Fair Value	$228,564	$205,961	$22,603	$—

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

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$134,988	$—	$134,988

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(95,397)	(95,397)

Futures contracts	Futures contracts purchased	—	(2,237,362)	(2,237,362)

Futures contracts	Futures contracts sold	378,483	—	378,483

Totals		$513,471	$(2,332,759)	$(1,819,288)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010	Liability Derivatives at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$224,585	$—	$224,585

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(36,460)	(36,460)

Futures contracts	Futures contracts purchased	2,832,921	—	2,832,921

Futures contracts	Futures contracts sold	—	(349,805)	(349,805)

Totals		$3,057,506	$(386,265)	$2,671,241

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized loss on futures and forward contracts	$(119,549)	$(148,534)

Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	5,708,315	(4,341,995)

Total		$5,588,766	$(4,490,529)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain on futures and forward contracts	$35,721	$261,151

Futures contracts	Net realized and unrealized gain on futures and forward contracts	7,134,846	3,309,902

Total		$7,170,567	$3,571,053

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$5,543	0.0	*	$(44,476)	(0.2)	$129,445	0.5	$(50,921)	(0.2)	$39,591
Currency	68,883	0.3		(400)	(0.0)*	91,363	0.4	(6,081)	(0.0)*	153,765
Financial	33,539	0.1		(27,659)	(0.1)	—	—	(11,937)	(0.0)*	(6,057)
Food & Fiber	32,513	0.1		(1,800)	(0.0)*	85,412	0.3	(62,115)	(0.2)	54,010
Indices	10,041	0.0	*	(1,848)	(0.0)*	77,622	0.3	(18,751)	(0.1)	67,064
Metals	1,110	0.0	*	(2,265,102)	(8.9)	163,647	0.6	(44,307)	(0.2)	(2,144,652)
Livestock	—	—		—	—	19,430	0.1	(480)	(0.0)*	18,950
Energy	—	—		(86,639)	(0.3)	84,680	0.3	—	—	(1,959)

Totals	$151,629	0.5		$(2,427,924)	(9.5)	$651,599	2.5	$(194,592)	(0.7)	$(1,819,288)

*	Due to rounding

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$193,612	0.7	$(14,156)	(0.1)		$30,974	0.1		(22,305)	(0.1)	$188,125
Currency	484,663	1.8	—	—		53,250	0.2		(19,556)	(0.1)	518,357
Financial	135,655	0.5	(8,118)	(0.0	)*	6,771	0.0	*	(29,115)	(0.1)	105,193
Food & Fiber	195,205	0.7	(955)	(0.0	)*	—	—		—	—	194,250
Indices	207,408	0.8	(93,343)	(0.3)		23,963	0.1		—	—	138,028
Metals	1,715,408	6.4	(6,245)	(0.0	)*	—	—		(354,138)	(1.3)	1,355,025
Livestock	92,610	0.3	(150)	(0.0	)*	—	—		—	—	92,460
Energy	134,619	0.5	(23,836)	(0.1)		—	—		(30,980)	(0.1)	79,803

Totals	$3,159,180	11.7	$(146,803)	(0.5)		$114,958	0.4		$(456,094)	(1.7)	$2,671,241

*	Due to rounding

Superfund Gold, L.P. average* contract volume by market sector for the Year Ended December 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	75	73	$409,877	$343,903

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,023	224
Financial	1,726	510
Food & Fiber	131	71
Indices	659	471
Metals	393	136
Livestock	57	26
Energy	295	418

Totals	4,359	1,929

*	Based on quarterly holdings

Superfund Gold, L.P. average* contract volume by market sector for the Year Ended December 31, 2010:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	78	82	$336,671	$303,121

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	576	84
Financial	1,248	570
Food & Fiber	147	74
Indices	973	187
Metals	413	44
Livestock	43	11
Energy	361	234

Totals	3,839	1,286

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Year Ended December 31, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Losses	Net Trading Gains (Losses)
Foreign Exchange	$(119,549)	$(148,534)	$(268,083)
Currency	(1,508,127)	(364,592)	(1,872,719)
Financial	2,001,449	(111,250)	1,890,199
Food & Fiber	(517,447)	(140,240)	(657,687)
Indices	(1,877,005)	(70,964)	(1,947,969)
Metals	6,405,112	(3,499,677)	2,905,435
Livestock	(284,910)	(73,510)	(358,420)
Energy	1,489,243	(81,762)	1,407,481

Total net trading gains (losses)	$5,588,766	$(4,490,529)	$1,098,237

	For the Year Ended December 31, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$35,721	$261,151	$296,872
Currency	691,570	615,043	1,306,613
Financial	2,099,722	170,993	2,270,715
Food & Fiber	24,772	60,020	84,792
Indices	578,673	(115,837)	462,836
Metals	4,755,671	2,450,096	7,205,767
Livestock	(132,870)	101,650	(31,220)
Energy	(882,692)	27,937	(854,755)

Total net trading gains (losses)	$7,170,567	$3,571,053	$10,741,620

Superfund Gold, L.P.—Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$69,300	$—	$69,300

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(51,238)	(51,238)

Futures contracts	Futures contracts purchased	—	(1,411,823)	(1,411,823)

Futures contracts	Futures contracts sold	189,971	—	189,971

Totals		$259,271	$(1,463,061)	$(1,203,790)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010	Liability Derivatives at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$95,755	$—	$95,755

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(13,857)	(13,857)

Futures contracts	Futures contracts purchased	1,271,946	—	1,271,946

Futures contracts	Futures contracts sold	—	(143,844)	(143,844)

Totals		$1,367,701	$(157,701)	$1,210,000

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized loss on futures and forward contracts	$(96,463)	$(63,836)

Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	2,863,793	(2,349,954)

Total		$2,767,330	$(2,413,790)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain on futures and forward contracts	$164,227	$81,898

Futures contracts	Net realized and unrealized gain on futures and forward contracts	3,209,398	1,409,409

Total		$3,373,625	$1,491,307

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$2,774	0.0	*	$(23,321)	(0.1)	$66,526	0.4	$(27,917)	(0.2)	$18,062
Currency	37,100	0.2		(200)	(0.0)*	47,744	0.3	(3,781)	(0.0)	80,863
Financial	17,166	0.1		(14,552)	(0.1)	—	—	(6,656)	(0.0)	(4,042)
Food & Fiber	17,413	0.1		(675)	(0.0)*	44,589	0.3	(32,982)	(0.2)	28,345
Indices	5,624	0.1		(907)	(0.0)*	38,232	0.2	(12,206)	(0.1)	30,743
Metals	1,110	0.0	*	(1,428,849)	(9.0)	88,207	0.6	(25,326)	(0.2)	(1,364,858)
Livestock	—	—		—	—	9,670	0.1	—	—	9,670
Energy	—	—		(45,053)	(0.3)	42,480	0.3	—	—	(2,573)

Totals	$81,187	0.5		$(1,513,557)	(9.5)	$337,448	2.2	$(108,868)	(0.7)	$(1,203,790)

*	Due to rounding

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$84,142	0.6	$(4,472)	(0.0	)*	$11,613	0.1		$(9,385)	(0.1)	$81,898
Currency	208,888	1.5	—	—		22,631	0.2		(8,381)	(0.1)	223,138
Financial	58,501	0.4	(3,435)	(0.0	)*	1,766	0.0	*	(12,373)	(0.1)	44,459
Food & Fiber	82,217	0.6	(436)	(0.0	)*	—	—		—	—	81,781
Indices	84,851	0.7	(38,227)	(0.3)		9,628	0.1		—	—	56,252
Metals	797,284	5.8	(2,926)	(0.0	)*	—	—		(144,925)	(1.1)	649,433
Livestock	41,020	0.3	(50)	(0.0	)*	—	—		—	—	40,970
Energy	54,905	0.4	(10,646)	(0.1)		—	—		(12,190)	(0.1)	32,069

Totals	$1,411,808	10.3	$(60,192)	(0.4)		$45,638	0.4		$(187,254)	(1.5)	$1,210,000

*	Due to rounding

Series A average* contract volume by market sector for the Year Ended December 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	36	35	$184,028	$159,210

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	479	111
Financial	805	235
Food & Fiber	61	36
Indices	283	229
Metals	181	62
Livestock	27	13
Energy	138	202

Totals	2,010	923

*	Based on quarterly holdings

Series A average* contract volume by market sector for the Year Ended December 31, 2010:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	24	23	$82,174	$46,696

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	184	27
Financial	366	186
Food & Fiber	41	23
Indices	285	54
Metals	127	12
Livestock	13	3
Energy	100	81

Totals	1,140	409

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Year Ended December 31, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Lossess	Net Trading Gains (Losses)
Foreign Exchange	$(96,463)	$(63,836)	$(160,299)
Currency	(853,077)	(142,275)	(995,352)
Financial	945,914	(48,501)	897,413
Food & Fiber	(253,834)	(53,436)	(307,270)
Indices	(930,898)	(25,509)	(956,407)
Metals	3,488,133	(2,014,291)	1,473,842
Livestock	(149,450)	(31,300)	(180,750)
Energy	617,005	(34,642)	582,363

Total net trading gains (losses)	$2,767,330	$(2,413,790)	$353,540

	For the Year Ended December 31, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains	Net Trading Gains (Losses)
Foreign Exchange	$164,227	$81,898	$246,125
Currency	379,999	238,235	618,234
Financial	563,890	52,387	616,277
Food & Fiber	17,166	65,841	83,007
Indices	284,057	40,408	324,465
Metals	2,300,929	936,303	3,237,232
Livestock	(36,170)	42,050	5,880
Energy	(300,473)	34,185	(266,288)

Total net trading gains	$3,373,625	$1,491,307	$4,864,932

Superfund Gold, L.P.—Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$65,688	$—	$65,688

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(44,159)	(44,159)

Futures contracts	Futures contracts purchased	—	(825,539)	(825,539)

Futures contracts	Futures contracts sold	188,512	—	188,512

Totals		$254,200	$(869,698)	$(615,498)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2010, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010	Liability Derivatives at December 31, 2010	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$128,830	$—	$128,830

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(22,603)	(22,603)

Futures contracts	Futures contracts purchased	1,560,975	—	1,560,975

Futures contracts	Futures contracts sold	—	(205,961)	(205,961)

Totals		$1,689,805	$(228,564)	$1,461,241

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign Exchange contracts	Net realized and unrealized loss on futures and forward contracts	$(23,086)	$(84,698)

Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	2,844,522	(1,992,041)

Total		$2,821,436	$(2,076,739)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2010:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign Exchange contracts	Net realized and unrealized gain (loss) on futures and forward contracts	$(128,506)	$179,253

Futures contracts	Net realized and unrealized gain on futures and forward contracts	3,925,448	1,900,493

Total		$3,796,942	$2,079,746

Superfund Gold, L.P. — Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$2,769	0.0	*	$(21,155)	(0.3)	$62,919	0.7	$(23,004)	(0.2)	$21,529
Currency	31,783	0.3		(200)	(0.0)*	43,619	0.4	(2,300)	(0.0)*	72,902
Financial	16,373	0.1		(13,107)	(0.1)	—	—	(5,281)	(0.1)	(2,015)
Food & Fiber	15,100	0.1		(1,125)	(0.0)*	40,823	0.4	(29,133)	(0.3)	25,665
Indices	4,417	0.0	*	(941)	(0.0)*	39,390	0.4	(6,545)	(0.1)	36,321
Metals	—	—		(836,253)	(8.8)	75,440	0.8	(18,981)	(0.2)	(779,794)
Livestock	—	—		—	—	9,760	0.1	(480)	(0.0)*	9,280
Energy	—	—		(41,586)	(0.4)	42,200	0.4	—	—	614

Totals	$70,442	0.5		$(914,367)	(9.6)	$314,151	3.2	$(85,724)	(0.9)	$615,498

*	Due to rounding

Superfund Gold, L.P. — Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2010:

	As of December 31, 2010
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$109,470	0.9	$(9,684)	(0.1)		$19,361	0.1		$(12,920)	(0.1)	$106,227
Currency	275,775	2.1	—	—		30,619	0.3		(11,175)	(0.1)	295,219
Financial	77,154	0.6	(4,683)	(0.0	)*	5,005	0.0	*	(16,742)	(0.1)	60,734
Food & Fiber	112,988	0.9	(519)	(0.0	)*	—	—		—	—	112,469
Indices	122,557	0.9	(55,116)	(0.4)		14,335	0.1		—	—	81,776
Metals	918,124	7.1	(3,319)	(0.0	)*	—	—		(209,213)	(1.6)	705,592
Livestock	51,590	0.4	(100)	(0.0	)*	—	—		—	—	51,490
Energy	79,714	0.6	(13,190)	(0.1)		—	—		(18,790)	(0.1)	47,734

Totals	$1,747,372	13.5	$(86,611)	(0.6)		$69,320	0.5		$(268,840)	(2.0)	$1,461,241

*	Due to rounding

Series B average* contract volume by market sector for Year Ended December 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	39	38	$225,849	$184,693

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	544	113
Financial	921	275
Food & Fiber	70	35
Indices	376	242
Metals	212	74
Livestock	30	13
Energy	157	216

Totals	2,349	1,006

*	Based on quarterly holdings

Series B average* contract volume by market sector for Year Ended December 31, 2010:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	54	59	$254,497	$256,425

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	392	57
Financial	882	384
Food & Fiber	106	51
Indices	688	133
Metals	286	32
Livestock	30	8
Energy	261	153

Totals	2,699	877

*	Based on quarterly holdings

Series B trading results by market sector

	For the Year Ended December 31, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Losses	Net Trading Gains (Losses)
Foreign Exchange	$(23,086)	$(84,698)	$(107,784)
Currency	(655,050)	(222,317)	(877,367)
Financial	1,055,535	(62,749)	992,786
Food & Fiber	(263,613)	(86,804)	(350,417)
Indices	(946,107)	(45,455)	(991,562)
Metals	2,916,979	(1,485,386)	1,431,593
Livestock	(135,460)	(42,210)	(177,670)
Energy	872,238	(47,120)	825,118

Total net trading gains (losses)	$2,821,436	$(2,076,739)	$744,697

	For the Year Ended December 31, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(128,506)	$179,253	$50,747
Currency	311,571	376,808	688,379
Financial	1,535,832	118,606	1,654,438
Food & Fiber	7,606	(5,821)	1,785
Indices	294,616	(156,245)	138,371
Metals	2,454,742	1,513,793	3,968,535
Livestock	(96,700)	59,600	(37,100)
Energy	(582,219)	(6,248)	(588,467)

Total net trading gains	$3,796,942	$2,079,746	$5,876,688

(4)	Due from/to Brokers

Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2011, there were no amounts due to brokers.

In the normal course of business, all of the Fund’s marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. On October 31, 2011, MF Global reported to the SEC and the CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by SIPC would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. Superfund Capital Management closely monitored MF Global in the weeks prior to October 31, 2011 and began reducing the Fund’s exposure to MF Global. In October, total trading positions and assets of the Fund held at MF Global were reduced and steps were initiated to transfer all remaining positions and assets from MF Global to other clearing brokers prior to the bankruptcy filing. On November 21, 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, the General Partner caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall as of October 31, 2011. As of December 31, 2011 approximately $335,000 of Series A-1 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 2.7% of Series A-1’s net asset value of approximately $12.51 million as of December 31, 2011. On October 31, 2011, Series A-1 recorded a reserve that reduced the net asset value by $74,240 (or approximately $8.88 per Series A-1 Unit) as of December 31, 2011. As of December 31, 2011 approximately $85,000 of Series A-2 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 2.6% of Series A-2’s net asset value of approximately $3.31 million as of December 31, 2011. On October 31, 2011, Series A-2 recorded a reserve that reduced the net asset value by $18,992 (or approximately $9.32 per Series A-2 Unit) as of December 31, 2011. As of December 31, 2011 approximately $269,000 of Series B-1 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 4.8% of Series B-1’s net asset value of approximately $5.62 million as of December 31, 2011. On October 31, 2011, Series B-1 recorded a reserve that reduced the net asset value by $60,399 (or approximately $13.05 per Series B-1 Unit) as of December 31, 2011. As of December 31, 2011 approximately $183,000 of Series B-2 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 4.7% of Series B-2’s net asset value of approximately $3.92 million as of December 31, 2011. On October 31, 2011, Series B-2 recorded a reserve that reduced the net asset value by $41,122 (or approximately $13.64 per Series B-2 Unit) as of December 31, 2011. The General Partner does not believe that the MF Global liquidation will have a material impact on the ongoing trading operations of the Fund. However, because MF Global is still in the liquidation process as of today, further developments in the MF Global liquidation proceedings may have an impact on the ability of the Fund to:

•	satisfy redemption requests in the normal 20-day time period;

•	adequately value redemption requests in the ordinary timeframe;

•	accept new subscriptions and properly value the net asset value for new subscribers; and

•	provide for accurate valuation in the Fund’s account statements provided to Limited Partners.

There can be no assurances:

•	that the Fund will have immediate access to any or all of its assets in accounts held at MF Global; and

•	as to the amount or value of those assets in the context of the bankruptcy.

Future actions involving MF Global may impact the Fund’s ability to value the portion of its assets held at MF Global and/or delay the payment of a Limited Partner’s pro rata share of such assets upon redemption. The foregoing reserve is based upon available information. As additional information becomes available, additional reserves may be taken or prior reserves reversed, which will be accounted for in accordance with generally accepted accounting principles as of the time that such information is then available (and not as of the date that the liquidation proceedings commenced with respect to MF Global). As a result, all Limited Partners will participate in any future reserves taken (resulting in decreases in the Fund’s net asset value) or any reversal of prior reserves (resulting in increases in the Fund’s net asset value) to the extent that such Limited Partner holds Units at the time that such reserve is taken or reversed.

(5)	Allocation of Net Profits and Losses

In accordance with the Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

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

As of December 31, 2011, Superfund Capital Management owned 514.919 Units of Series A-1, representing 5.85% of the total issued Units of Series A-1, and 434.257 Units of Series B-1, representing 9.31% of the total issued Units of Series B-1, having a combined value of $1,309,573. Losses allocated to Units of Series A-1 and Series B-1 owned by Superfund Capital Management were $83,901 for the year ended December 31, 2011. Superfund Capital Management did not make any contributions to or withdrawals from any Series during this period. Superfund Capital Management’s ownership of Units of Series A-1 and Series A-2 is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets.

(7)	Financial Highlights

Financial highlights for year ended December 31, 2011, are as follows:

	SERIES A-1	SERIES A-2
Total return*
Total return before incentive fees and MF Global reserve	(2.6)%	(0.6)%
Incentive fees	(1.3)%	(1.5)%
MF Global reserve	(0.6)%	(0.6)%

Total return after incentive fees	(4.5)%	(2.7)%

Ratio to average partners’ capital
Operating expenses before incentive fees	6.7%	4.6%
Incentive fees	1.4%	1.6%
MF Global reserve	0.6%	0.6%

Total expenses	8.6%	6.8%

Net investment loss	(7.2)%	(5.1)%
Net asset value per unit, beginning of period	$1,566.65	$1,671.00
Net investment loss	(143.06)	(120.58)
Net gain on investments	72.56	75.21

Net asset value per unit, end of period	$1,496.15	$1,625.63

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(103.81)	$(96.66)

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$(70.50)	$(45.37)

Financial highlights for the year ended December 31, 2011, are as follows:

	$00000000	$00000000
	SERIES B-1	SERIES B-2
Total return*
Total return before incentive fees	(4.8)%	(2.9)%
Incentive fees	(2.3)%	(2.5)%
MF Global reserve	(1.0)%	(1.0)%

Total return after incentive fees	(8.1)%	(6.4)%

Ratio to average partners’ capital
Operating expenses before incentive fees	7.4%	5.3%
Incentive fees	3.3%	3.1%
MF Global reserve	0.8%	0.8%

Total expenses	11.4%	9.2%

Net investment loss	(8.1)%	(6.1)%

Net asset value per unit, beginning of period	$1,351.21	$1,389.80
Net investment loss	(161.43)	(135.67)
Net gain on investments	51.83	46.77

Net asset value per unit, end of period	$1,241.61	$1,300.90

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

	$00000000	$00000000
Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(78.44)	$(50.73)

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$(109.60)	$(88.90)

Financial highlights for year ended December 31, 2010, are as follows:

	$00000000	$00000000
	SERIES A-1	SERIES A-2
Total return
Total return before incentive fees	52.0%	54.9%
Incentive fees	(3.8)%	(4.5)%

Total return after incentive fees	48.2%	50.4%

Ratio to average partners’ capital
Operating expenses before incentive fees	7.2%	5.1%
Incentive fees	4.4%	4.9%

Total expenses	11.6%	10.0%

	$000000000	$000000000
Net investment loss	(7.0)%	(5.0)%

Net asset value per unit, beginning of period	$1,056.90	$1,111.40
Net investment loss	(142.77)	(132.16)
Net gain on investments	652.52	691.76

Net asset value per unit, end of period	$1,566.65	$1,671.00

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

	$000000000	$000000000
Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$586.87	$638.10

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$509.75	$559.60

Financial highlights for the year ended December 31, 2010, are as follows:

	$00000000	$00000000
	SERIES B-1	SERIES B-2
Total return
Total return before incentive fees	56.7%	59.9%
Incentive fees	(2.0)%	(3.2)%

Total return after incentive fees	54.7%	56.7%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.2%	6.2%
Incentive fees	1.6%	3.1%

Total expenses	9.8%	9.3%

Net investment loss	(8.2)%	(6.1)%

Net asset value per unit, beginning of period	$873.68	$886.92
Net investment loss	(95.99)	(95.19)
Net gain on investments	573.52	598.07

Net asset value per unit, end of period	$1,351.21	$1,389.80

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

	$000000000	$000000000
Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$456.22	$547.21

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$477.53	$502.88

(8)	Financial Instrument Risk

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

For the Fund, gross unrealized gains and losses related to exchange traded futures were $668,238 and $2,527,119, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $134,988 and $95,397, respectively, at December 31, 2011.

For Series A, gross unrealized gains and losses related to exchange traded futures were $349,335 and $1,571,187, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $69,300 and $51,238, respectively, at December 31, 2011.

For Series B, gross unrealized gains and losses related to exchange traded futures were $318,903 and $955,932, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $65,688 and $44,159, respectively, at December 31, 2011.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., and Rosenthal Collins Group, L.L.C. Prior to its insolvency, the Fund used MF Global, Inc. as one of its futures commission merchants. See Note 4 for additional discussion of MF Global.

Superfund Capital Management monitors and attempts to control the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow Superfund Capital Management to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures and forward positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2011. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

A limited partner of a Series (“Limited Partner”) may request any or all of his investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of each month, subject to a minimum redemption of

$1,000 and subject further to such Limited Partner having an investment in such Series, after giving effect to the requested redemption, at least equal to the minimum initial investment amount of $10,000 (or such minimum as was in effect at the time such Limited Partner initially acquired its Units). Limited Partners must transmit a written request of such withdrawal to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which redemption is to be effective. Redemptions will generally be paid within twenty days after the date of redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are the subject of such default or delay. In the event that the estimated net asset value per Unit of a Series, or sub-Series thereof, after adjustments for distributions, as of the close of business on any business day is less than 50% of the net asset value per Unit of such Series, or sub-Series thereof, as of the most recent month-end, a special redemption period shall be established. In the event of a special redemption, Superfund Capital Management shall notify Limited Partners within such Series within seven business days thereafter and shall liquidate all open positions with respect to such Series as expeditiously as possible and suspend trading. Within ten business days after the date of suspension of trading, Superfund Capital Management shall declare a date (a “Special Redemption Date”) with respect to such Series. Such Special Redemption Date shall be a business day within 30 business days from the date of suspension of trading by such Series, and Superfund Capital Management shall mail notice of such date to each Limited Partner of such Series and assignee of Units within such Series of whom it has received written notice, by first-class mail, postage prepaid, not later than ten business days prior to such Special Redemption Date, together with instructions as to the procedure such Limited Partner or assignee must follow to have his interest in such Series redeemed on such date (only entire, not partial, interests may be so redeemed unless otherwise determined by Superfund Capital Management). Upon redemption pursuant to a Special Redemption Date, a Limited Partner or any other assignee of whom Superfund Capital Management has received written notice as described above, shall receive from the applicable Series an amount equal to the Net Asset Value of his interest in such Series, determined as of the close of business (as determined by Superfund Capital Management) on such Special Redemption Date. The details of the special redemption are set forth in Section 12 of the Limited Partnership Agreement.

(10)	Indemnification

In the normal course of business, the Fund enters into contracts that provide general indemnifications. The Fund’s maximum exposure under these arrangements is dependent on future claims that may be made against the Fund, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

(11)	Subsequent events

Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2012.

SUPERFUND GOLD, L.P.
(Registrant)

By:	SUPERFUND CAPITAL MANAGEMENT, INC. General Partner

By:	/s/ Nigel James
Nigel James
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Signature	Title with Superfund Capital Management	Date

/s/ Nigel James	President (Principal Executive Officer)
Nigel James		March 29, 2012

/s/ Martin Schneider	Vice President and Director (Principal Financial Officer)
Martin Schneider		March 29, 2012

(Being the principal executive officer and the principal financial officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

101	Interactive Data File

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