Form 10-Q
period 2012-03-31
SUPERFUND GOLD, L.P.
filed 2012-05-15
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold L.P. Series B are included in Item 1:

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
ASSETS
US Government securities, at fair value, (amortized cost of $4,048,849 and $6,400,000 as of March 31, 2012, and December 31, 2011, respectively)	$4,048,849	$6,400,000

Due from brokers (net of reserve of $194,753 as of March 31, 2012 and December 31, 2011) (See Note 5)	10,221,478	17,505,597

Unrealized appreciation on open forward contracts	146,326	134,988

Futures contracts sold	378,509	378,483

Cash	12,280,535	5,304,787

Total assets	27,075,697	29,723,855

LIABILITIES

Unrealized depreciation on open forward contracts	205,049	95,397

Futures contracts purchased	611,085	2,237,362

Subscriptions received in advance	488,838	914,000

Redemptions payable	317,407	904,938

Management fee payable	48,361	107,656

Fees payable	46,683	105,056

Total liabilities	1,717,423	4,364,409

NET ASSETS	$25,358,274	$25,359,446

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2012

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 24, 2012 (amortized cost $4,048,849), securities are held in margin accounts as collateral for open futures and forwards	$4,050,000	16.0%	$4,048,849

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.6	146,326

Total unrealized appreciation on forward contracts		0.6	146,326

Unrealized depreciation on forward contracts
Currency		(0.8)	(205,049)

Total unrealized depreciation on forward contracts		(0.8)	(205,049)

Total forward contracts, at fair value		(0.2)	(58,723)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.1	22,416
Energy		(0.5)	(126,924)
Financial		0.2	52,941
Food & Fiber		(0.1)	(28,049)
Indices		0.3	77,036
Metals		(2.4)	(608,505)

Total futures contracts purchased		(2.4)	(611,085)

Futures contracts sold
Currency		0.0 *	6,329
Energy		0.0 *	4,580
Food & Fiber		(0.4)	(104,134)
Indices		0.2	50,724
Livestock		0.8	204,800
Metals		0.9	216,210

Total futures contracts sold		1.5	378,509

Total futures contracts, at fair value		(0.9)%	$(232,576)

Futures and forward contracts by country composition
Australia		0.1	27,686
European Monetary Union		(0.0)*	(5,471)
Great Britain		(0.1)	(25,435)
Japan		0.1	24,333
United States		(1.4)	(353,142)
Other		0.2	40,730

Total futures and forward contracts by country		(1.1)%	$(291,299)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2011

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

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
Investment income
Interest income	$8	$4,699
Other income	950	—

Total income	958	4,699

Expenses
Brokerage commissions	136,950	157,510
Management fees	158,598	157,878
Selling commissions	99,252	99,491
Operating expenses	52,866	52,623
Incentive fee	—	13,556
Other	2,019	4,796

Total expenses	449,685	485,854

Net investment loss	(448,727)	(481,155)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(962,649)	2,829,267
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,527,989	(2,274,104)

Net gain on investments	565,340	555,163

Net increase in net assets from operations	$116,613	$74,008

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2012	2011
Increase in net assets from operations
Net investment loss	$(448,727)	$(481,155)
Net realized gain (loss) on futures and forward contracts	(962,649)	2,829,267
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,527,989	(2,274,104)

Net increase in net assets from operations	116,613	74,008

Capital share transactions
Issuance of Units	1,414,685	3,510,976
Redemption of Units	(1,532,470)	(3,148,679)

Net increase (decrease) in net assets from capital share transactions	(117,785)	362,297

Net increase (decrease) in net assets	(1,172)	436,305

Net assets, beginning of period	25,359,446	26,675,225

Net assets, end of period	$25,358,274	$27,111,530

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net increase in net assets from operations	$116,613	$74,008
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(4,049,212)	(9,647,533)
Sales and maturities of U.S. government securities	6,400,000	9,600,000
Amortization of discounts and premiums	363	(2,880)
(Increase) decrease in due from brokers	7,284,119	(2,621,694)
(Increase) decrease in due from affiliate	—	5,599
Decrease in unrealized appreciation on open forward contracts	(11,338)	(83,988)
Increase in unrealized depreciation on open forward contracts	109,652	235,094
Increase (decrease) in futures contracts purchased	(1,626,277)	2,229,493
Decrease in futures contracts sold	(26)	(106,495)
Decrease in incentive fee payable	—	(395,667)
Increase (decrease) in management fees payable	(59,295)	4,860
Increase (decrease) in fees payable	(58,373)	4,930

Net cash provided by (used in) operating activities	8,106,226	(704,273)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	989,523	3,332,909
Redemptions, net of change in redemptions payable	(2,120,001)	(524,219)

Net cash provided by (used in) financing activities	(1,130,478)	2,808,690

Net increase in cash	6,975,748	2,104,417

Cash, beginning of period	5,304,787	3,630,425

Cash, end of period	$12,280,535	$5,734,842

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2012, and December 31, 2011

	March 31, 2012	December 31, 2011
ASSETS

US Government securities, at fair value (amortized cost of $2,149,389 and $3,700,000 as of March 31, 2012, and December 31, 2011, respectively)	$2,149,389	$3,700,000

Due from brokers (net of reserve of $93,232 as of March 31, 2012 and December 31, 2011) (See Note 5)	5,588,915	10,182,255

Unrealized appreciation on open forward contracts	80,209	69,300

Futures contracts sold	199,822	189,971

Cash	9,288,142	4,325,976

Total assets	17,306,477	18,467,502

LIABILITIES

Unrealized depreciation on open forward contracts	112,319	51,238

Futures contracts purchased	356,184	1,411,823

Subscriptions received in advance	328,418	336,000

Redemptions payable	249,237	711,068

Management fee payable	30,985	67,674

Fees payable	32,130	70,546

Total liabilities	1,109,273	2,648,349

NET ASSETS	$16,197,204	$15,819,153

Superfund Gold, L.P. Series A-1 Net Assets	$12,854,354	$12,507,057

Number of Units outstanding	8,504.507	8,359.510

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,511.48	$1,496.15

Superfund Gold, L.P. Series A-2 Net Assets	$3,342,850	$3,312,096

Number of Units outstanding	2,025.400	2,037.421

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,650.46	$1,625.63

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2012

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 24, 2012 (amortized cost $2,149,389), securities are held in margin accounts as collateral for open futures and forwards	$2,150,000	13.3%	$2,149,389

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.5	80,209

Total unrealized appreciation on forward contracts		0.5	80,209

Unrealized depreciation on forward contracts
Currency		(0.7)	(112,319)

Total unrealized depreciation on forward contracts		(0.7)	(112,319)

Total forward contracts, at fair value		(0.2)%	$(32,110)

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.1%	$10,523
Energy		(0.5)	(73,852)
Financial		0.2	27,327
Food & Fiber		(0.1)	(15,447)
Indices		0.3	40,849
Metals		(2.1)	(345,584)

Total futures contracts purchased		(2.1)	(356,184)

Futures Contracts Sold
Currency		0.0 *	3,294
Energy		0.0 *	2,670
Food & Fiber		(0.3)	(56,479)
Indices		0.2	26,125
Livestock		0.7	109,060
Metals		0.7	115,152

Total futures contracts sold		1.3	199,822

Total futures contracts, at fair value		(0.8)%	$(156,362)

Futures contracts by country composition
Australia		0.1%	$15,026
European Monetary Union		(0.0)*	(2,542)
Great Britain		(0.1)*	(15,057)
Japan		0.1	11,572
United States		(1.2)	(219,286)
Other		0.1	21,815

Total futures contracts by country		(1.0)%	$(188,472)

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

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

SUPERFUND GOLD, L.P.—SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
Investment income
Interest income	$8	$2,245
Other income	507	—

Total income	515	2,245

Expenses
Brokerage commissions	72,956	68,990
Management fees	98,982	83,865
Selling commission	69,550	58,922
Operating expenses	32,994	27,955
Incentive fee	—	1,619
Other	555	1,890

Total expenses	275,037	243,241

Net investment loss	(274,522)	(240,996)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(571,187)	1,304,809
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,015,318	(1,050,056)

Net gain on investments	444,131	254,753

Net increase in net assets from operations	$169,609	$13,757

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-1*	$13.52	$1.12

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-1	$15.33	$(8.17)

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-2**	$26.27	$2.61

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-2	$24.83	$(1.23)

*	Weighted average number of Units outstanding for Series A-1 for Three Months Ended March 31, 2012 and March 31, 2011: 8,529.69 and 7,765.88, respectively.
**	Weighted average number of Units outstanding for Series A-2 for Three Months Ended March 31, 2012 and March 31, 2011: 2,065.66 and 1,930.20, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2012	2011
Increase in net assets from operations
Net investment loss	$(274,522)	(240,996)
Net realized gain (loss) on futures and forward contracts	(571,187)	1,304,809
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,015,318	(1,050,056)

Net increase in net assets from operations	169,609	13,757
Capital share transactions
Issuance of Units	810,685	2,557,345
Redemption of Units	(602,243)	(2,225,891)

Net increase in net assets from capital share transactions	208,442	331,454
Net increase in net assets	378,051	345,211
Net assets, beginning of period	15,819,153	13,716,691

Net assets, end of period	$16,197,204	14,061,902

Series A-1 Units, beginning of period	8,359.510	6,916.044
Issuance of Series A-1 Units	425.396	1,251.930
Redemption of Units	(280.399)	(1,061.343)

Series A-1 Units, end of period	8,504.507	7,106.631

Series A-2 Units, beginning of period	2,037.421	1,724.508
Issuance of Series A-2 Units	76.785	412.521
Redemption of Units	(88.806)	(348.532)

Series A-2 Units, end of period	2,025.400	1,788.497

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net increase in net assets from operations	$169,609	$13,757
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(2,149,584)	(4,898,745)
Sales and maturities of U.S. government securities	3,700,000	4,950,000
Amortization of discounts and premiums	195	(1,473)
(Increase) decrease in due from brokers	4,593,340	(1,285,956)
(Increase) decrease in due from affiliate	—	5,599
Decrease in unrealized appreciation on open forward contracts	(10,909)	(35,874)
Increase in unrealized depreciation on open forward contracts	61,081	100,896
Increase (decrease) in futures contracts purchased	(1,055,639)	1,023,293
Decrease in futures contracts sold	(9,851)	(38,259)
Decrease in incentive fee	—	(197,367)
Increase (decrease ) in management fees payable	(36,689)	4,123
Increase (decrease) in fees payable	(38,416)	4,103

Net cash provided by (used in) operating activities	5,223,137	(355,903)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	803,103	2,277,710
Redemptions, net of change in redemptions payable	(1,064,074)	(106,961)

Net cash provided by (used in) financing activities	(260,971)	2,170,749

Net increase in cash	4,962,166	1,814,846

Cash, beginning of period	4,325,976	2,215,532

Cash, end of period	$9,288,142	$4,030,378

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
ASSETS

US Government securities, at fair value (amortized cost of $1,899,460 and $2,700,000 as of March 31, 2012, and December 31, 2011, respectively)	$1,899,460	$2,700,000

Due from brokers (net of reserve of $101,521 as of March 31, 2012 and December 31, 2011) (See Note 5)	4,632,563	7,323,342

Unrealized appreciation on open forward contracts	66,117	65,688

Futures contracts sold	178,687	188,512

Cash	2,992,393	978,811

Total assets	9,769,220	11,256,353

LIABILITIES

Unrealized depreciation on open forward contracts	92,730	44,159

Futures contracts purchased	254,901	825,539

Subscriptions received in advance	160,420	578,000

Redemptions payable	68,170	193,870

Management fee payable	17,376	39,982

Fees payable	14,553	34,510

Total liabilities	608,150	1,716,060

NET ASSETS	$9,161,070	$9,540,293

Superfund Gold, L.P. Series B-1 Net Assets	$5,255,933	$5,617,352

Number of Units outstanding	4,307.371	4,524.265
Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$1,220.22	$1,241.61

Superfund Gold, L.P. Series B-2 Net Assets	$3,905,137	$3,922,941

Number of Units outstanding	3,039.391	3,015.557
Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,284.84	$1,300.90

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2012

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due May 24, 2012 (amortized cost $1,899,460), securities are held in margin accounts as collateral for open futures and forwards	$1,900,000	20.7%	$1,899,460

Forward contracts, at fair value
Unrealized appreciation on forward contracts		0.7	66,117
Currency

Total unrealized appreciation on forward contracts		0.7	66,117

Unrealized depreciation on forward contracts		(1.0)	(92,730)
Currency

Total unrealized depreciation on forward contracts		(1.0)	(92,730)

Total forward contracts, at fair value		(0.3)%	$(26,613)

Futures contracts, at fair value
Futures contracts purchased
Currency		0.1%	$11,893
Energy		(0.6)	(53,072)
Financial		0.3	25,614
Food & Fiber		(0.1)	(12,602)
Indices		0.4	36,187
Metals		(2.9)	(262,921)

Total futures contracts purchased		(2.8)	(254,901)

Futures contracts sold
Currency		0.0 *	3,035
Energy		0.0 *	1,910
Food & Fiber		(0.5)	(47,655)
Indices		0.3	24,599
Livestock		1.0	95,740
Metals		1.1	101,058

Total futures contracts sold		1.9	178,687

Total futures contracts, at fair value		(0.9)%	$(76,214)

Futures and forward contracts by country composition
Australian		0.1%	$12,660
European Monetary Union		(0.0)*	(2,929)
Great Britain		(0.1)	(10,378)
Japan		0.1	12,761
United States		(1.5)	(133,856)
Other		0.2	18,915

Total futures and forward contracts by country		(1.2)%	$(102,827)

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (amortized cost $2,700,000), securities are held in margin accounts as collateral for open futures and forwards
	$2,700,000	28.3%	$2,700,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts		0.7	65,688
Currency

Total unrealized appreciation on forward contracts		0.7	65,688

Unrealized depreciation on forward contracts		(0.5)	(44,159)
Currency

Total unrealized depreciation on forward contracts		(0.5)	(44,159)

Total forward contracts, at fair value		0.2%	$21,529

Futures contracts, at fair value Futures contracts purchased
Currency		0.3%	$31,583
Energy		(0.4)	(41,586)
Financial
2 Year U.S. Treasury Note		0.0 *	938
Other		0.0 *	2,328
Total Financial		0.0 *	3,266
Food & Fiber		0.1	13,975
Indices		0.0 *	3,476
Metals
63 contracts of CMX Gold expiring February 2012		(8.6)	(821,340)
Other		(0.2)	(14,913)

Total Metals		(8.8)	(836,253)

Total futures contracts purchased		(8.8)	(825,539)

Futures contracts sold
Currency		0.4	41,319
Energy		0.4	42,200
Financial		(0.1)	(5,281)
Food & Fiber		0.1	11,690
Indices		0.3	32,845
Livestock		0.1	9,280
Metals		0.6	56,459

Total futures contracts sold		1.8	188,512

Total futures contracts, at fair value		(7.0)%	$(637,027)

Futures and forward contracts by country composition
Australian		0.1%	$5,388
European Monetary Union		0.3	33,647
Great Britain		0.0 *	2,903
Japan		0.4	51,087
United States		(7.8)	(732,169)
Other		0.2	23,646

Total futures and forward contracts by country		(6.8)%	$(615,498)

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.—SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
Investment income
Interest income	$—	$2,454
Other income	443	—

Total income	443	2,454

Expenses
Brokerage commissions	63,994	88,520
Management fees	59,616	74,013
Selling commissions	29,702	40,569
Operating expenses	19,872	24,668
Incentive fee	—	11,937
Other	1,464	2,906

Total expenses	174,648	242,613

Net investment loss	(174,205)	(240,159)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(391,462)	1,524,458
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	512,671	(1,224,048)

Net gain on investments	121,209	300,410

Net increase (decrease) in net assets from operations	$(52,996)	$60,251

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-1*	$(14.77)	$4.58

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-1	$(21.39)	$(1.06)

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-2**	$3.78	$8.44

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-2	$(16.06)	$4.76

*	Weighted average number of Units outstanding for Series B-1 for Three Months Ended March 31, 2012 and March 31, 2011: 4,423.85 and 6,225.63, respectively.
**	Weighted average number of Units outstanding for Series B-2 for Three Months Ended March 31, 2012 and March 31, 2011: 3,266.31 and 3,758.94, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended
	March 31,
	2012	2011
Increase (decrease) in net assets from operations
Net investment loss	$(174,205)	$(240,159)
Net realized gain (loss) on futures and forward contracts	(391,462)	1,524,458
Net change in unrealized appreciation (depreciation) on futures and forward contracts	512,671	(1,224,048)

Net increase (decrease) in net assets from operations	(52,996)	60,251

Capital share transactions
Issuance of Units	604,000	953,631
Redemption of Units	(930,227)	(922,788)

Net increase (decrease) in net assets from capital share transactions	(326,227)	30,843

Net increase (decrease) in net assets	(379,223)	91,094

Net assets, beginning of period	9,540,293	12,958,534

Net assets, end of period	$9,161,070	$13,049,628

Series B-1 Units, beginning of period	4,524.265	5,784.122
Issuance of Series B-1 Units	77.496	638.189
Redemption of Units	(294.390)	(359.565)

Series B-1 Units, end of period	4,307.371	6,062.746

Series B-2 Units, beginning of period	3,015.557	3,700.480
Issuance of Series B-2 Units	384.349	106.799
Redemption of Units	(360.515)	(319.424)

Series B-2 Units, end of period	3,039.391	3,487.855

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(52,996)	$60,251
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(1,899,628)	(4,748,788)
Sales and maturities of U.S. government securities	2,700,000	4,650,000
Amortization of discounts and premiums	168	(1,407)
(Increase) decrease in due from brokers	2,690,779	(1,335,738)
Decrease in unrealized appreciation on open forward contracts	(429)	(48,114)
Increase in unrealized depreciation on open forward contracts	48,571	134,198
Increase (decrease) in futures contracts purchased	(570,638)	1,206,200
Increase (decrease) in futures contracts sold	9,825	(68,236)
Decrease in incentive fee	—	(198,300)
Increase (decrease) in management fees	(22,606)	737
Increase (decrease) in fees payable	(19,957)	827

Net cash provided by (used in) operating activities	2,883,089	(348,370)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	186,420	1,055,199
Redemptions, net of change in redemptions payable	(1,055,927)	(417,258)

Net cash provided by (used in) financing activities	(869,507)	637,941

Net increase in cash	2,013,582	289,571

Cash, beginning of period	978,811	1,414,893

Cash, end of period	$2,992,393	$1,704,464

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. – SERIES A and SUPERFUND GOLD, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

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

2. Basis of presentation and significant accounting policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Exchange-traded futures contracts are valued at settlement prices published by the recognized exchange. Any spot and forward foreign currency contracts held by the Fund will be valued at published settlement prices or at dealers’ quotes. The Fund uses the amortized cost method for valuing U.S. Treasury Bills due to the short-term nature of such instruments; accordingly, the cost of securities plus accreted discount or minus amortized premium approximates fair value (See Section 3 – Fair Value Measurements).

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

Superfund Capital Management has evaluated the application of ASC Topic 740, Income Taxes (“ASC 740”), to the Fund to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, Superfund Capital Management has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2009 through 2011 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

ASU 2011-04

In May 2011, FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. The Fund adopted ASU 2011-04 as of January 1, 2012. The adoption of the provisions of ASU 2011-4 has not had a material impact on the Fund’s financial statement disclosures.

3. Fair Value Measurements

The Fund follows ASC 820, Fair Value Measurements and Disclosures. ASC 820 which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

U.S. Government Securities. The Fund’s only market exposure in instruments held other than for speculative trading is in its U.S. Treasury Bill portfolio. As the Fund uses the amortized cost method for valuing its U.S. Treasury Bill portfolio, which approximates fair value, this portfolio is classified within Level 2 of the fair value hierarchy.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For OTC derivatives that trade in liquid markets, such as generic forwards and swaps, model inputs can generally be verified and model selection does not involve significant management judgment. The OTC derivatives that held by the Fund may include forwards and swaps. Spot and forward foreign currency contracts held by the Fund are valued at published daily settlement prices or at dealers’ quotes. The Fund’s forward and swap positions are typically classified within Level 2 of the fair value hierarchy.

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended March 31, 2012, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2012 and December 31, 2011:

Superfund Gold, L.P.

	Balance March 31, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$4,048,849	$—	$4,048,849	$—
Unrealized appreciation on open forward contracts	146,326	—	146,326	—
Futures contracts purchased	336,164	336,164	—	—
Futures contracts sold	593,648	593,648	—	—

Total Assets Measured at Fair Value	$5,124,987	$929,812	$4,195,175	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$205,049	$—	$205,049	$—
Futures contracts purchased	$947,249	$947,249	$—	—
Futures contracts sold	$215,139	$215,139	$—	—

Total Liabilities Measured at Fair Value	$1,367,437	$1,162,388	$205,049	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$6,400,000	$—	$6,400,000	$—
Unrealized appreciation on open forward contracts	134,988	—	134,988	—
Futures contracts purchased	378,483	378,483	—	—

Total Assets Measured at Fair Value	$6,913,471	$378,483	$6,534,988	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$95,397	$—	$95,397	$—
Futures contracts sold	2,237,362	2,237,362	—	—

Total Liabilities Measured at Fair Value	$2,332,759	$2,237,362	$95,397	$—

Superfund Gold, L.P.—Series A

	Balance March 31, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$2,149,389	$—	$2,149,389	$—
Unrealized appreciation on open forward contracts	80,209	—	80,209	—
Futures contracts purchased	169,576	169,576	—	—
Futures contracts sold	312,402	312,402	—	—

Total Assets Measured at Fair Value	$2,711,576	$481,978	$2,229,598	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$112,319	$—	$112,319	$—
Futures contracts purchased	$525,760	$525,760	$—	—
Futures contracts sold	$112,580	$112,580	$—	—

Total Liabilities Measured at Fair Value	$750,659	$638,340	$112,319	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$3,700,000	$—	$3,700,000	$—
Unrealized appreciation on open forward contracts	69,300	—	69,300	—
Futures contracts purchased	189,971	189,971	—	—

Total Assets Measured at Fair Value	$3,959,271	$189,971	$3,769,300	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$51,238	$—	$51,238	$—
Futures contracts sold	1,411,823	1,411,823	—	—

Total Liabilities Measured at Fair Value	$1,463,061	$1,411,823	$51,238	$—

Superfund Gold, L.P.—Series B

	Balance March 31, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$1,899,460	$—	$1,899,460	$—
Unrealized appreciation on open forward contracts	66,117	—	66,117	—
Futures contracts purchased	166,588	166,588	—	—
Futures contracts sold	281,246	281,246	—	—

Total Assets Measured at Fair Value	$2,413,411	$447,834	$1,965,577	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$92,730	$—	$92,730	$—
Futures contracts purchased	$421,489	$421,489	$—	—
Futures contracts sold	$102,559	$102,559	$—	—

Total Liabilities Measured at Fair Value	$616,778	$524,048	$92,730	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$2,700,000	$—	$2,700,000	$—
Unrealized appreciation on open forward contracts	65,688	—	65,688	—
Futures contracts purchased	188,512	188,512	—	—

Total Assets Measured at Fair Value	$2,954,200	$188,512	$2,765,688	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$44,159	$—	$44,159	$—
Futures contracts sold	825,539	825,539	—	—

Total Liabilities Measured at Fair Value	$869,698	$825,539	$44,159	$—

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

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2012	Liability Derivatives at March 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$146,326	$—	$146,326

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(205,049)	(205,049)

Futures contracts	Futures contracts purchased	336,164	(947,249)	(611,085)

Futures contracts	Futures contracts sold	593,648	(215,139)	378,509

Totals		$1,076,138	$(1,367,437)	$(291,299)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$134,988	$—	$134,988

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(95,397)	(95,397)

Futures contracts	Futures contracts purchased	—	(2,237,362)	(2,237,362)

Futures contracts	Futures contracts sold	378,483	—	378,483

Totals		$513,471	$(2,332,759)	$(1,819,288)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on investments	$90,112	$(98,314)

Futures contracts	Net realized and unrealized gain (loss) on investments	(1,052,761)	1,626,303

Total		$(962,649)	$1,527,989

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on investments	$119,014	$(151,104)
Futures contracts	Net realized and unrealized gain (loss) on investments	2,710,253	(2,123,000)

Total		$2,829,267	$(2,274,104)

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of March 31, 2012:

	As of March 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$26,737	0.1		$(115,439)	(0.5)	$119,589	0.5		$(89,610)	(0.4)	$(58,723)
Currency	67,951	0.3		(45,535)	(0.2)	11,779	0.0	*	(5,450)	(0.0)*	28,745
Financial	72,728	0.3		(19,787)	(0.1)	—	—		—	—	52,941
Food & Fiber	6,500	0.0	*	(34,549)	(0.1)	37,438	0.1		(141,572)	(0.6)	(132,183)
Indices	173,143	0.7		(96,107)	(0.4)	91,005	0.4		(40,281)	(0.2)	127,760
Metals	917	0.0	*	(609,421)	(2.4)	244,045	1.0		(27,836)	(0.1)	(392,295)
Livestock	—	—		—	—	204,800	0.8		—	—	204,800
Energy	14,926	0.1		(141,850)	(0.6)	4,580	0.0	*	—	—	(122,344)

Totals	$362,902	1.4		$(1,062,688)	(4.2)	$713,236	2.8		$(304,749)	(1.2)	$(291,299)

*	Due to rounding

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$5,543	0.0	*	$(44,476)	(0.2)	$129,445	0.5	$(50,921)	(0.2)	$39,591
Currency	68,883	0.3		(400)	(0.0)*	91,363	0.4	(6,081)	(0.0)*	153,765
Financial	33,539	0.1		(27,659)	(0.1)	—	—	(11,937)	(0.0)*	(6,057)
Food & Fiber	32,513	0.1		(1,800)	(0.0)*	85,412	0.3	(62,115)	(0.2)	54,010
Indices	10,041	0.0	*	(1,848)	(0.0)*	77,622	0.3	(18,751)	(0.1)	67,064
Metals	1,110	0.0	*	(2,265,102)	(8.9)	163,647	0.6	(44,307)	(0.2)	(2,144,652)
Livestock	—	—		—	—	19,430	0.1	(480)	(0.0)*	18,950
Energy	—	—		(86,639)	(0.3)	84,680	0.3	—	—	(1,959)

Totals	$151,629	0.5		$(2,427,924)	(9.5)	$651,599	2.5	$(194,592)	(0.7)	$(1,819,288)

*	Due to rounding

Superfund Gold, L.P. average* contract volume by market sector for the three months ended March 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	82	60	$546,093	$476,810

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	836	459
Financial	1,513	315
Food & Fiber	173	152
Indices	680	353
Metals	899	103
Livestock	33	115
Energy	375	150

Totals	4,591	1,707

*	Based on quarterly holdings

Superfund Gold, L.P. average* contract volume by market sector for the three months ended March 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	106	83	$363,897	$327,589

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,410	71
Financial	1,927	634
Food & Fiber	92	6
Indices	1,066	439
Metals	630	186
Livestock	99	—
Energy	415	350

Totals	5,745	1,769

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended March 31, 2012
	Net Realized Gain (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$90,112	$(98,314)	$(8,202)
Currency	(982,670)	(125,020)	(1,107,690)
Financial	(541,071)	58,998	(482,073)
Food & Fiber	(341,050)	(186,193)	(527,243)
Indices	(201,914)	60,696	(141,218)
Metals	(400,291)	1,752,357	1,352,066
Livestock	(15,695)	185,850	170,155
Energy	1,429,930	(120,385)	1,309,545

Total net trading gains (losses)	$(962,649)	$1,527,989	$565,340

	For the Three Months Ended March 31, 2011
	Net Realized Gain (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$119,014	$(151,104)	$(32,090)
Currency	(10,739)	(266,366)	(277,105)
Financial	(457,845)	(175,026)	(632,871)
Food & Fiber	82,147	(189,450)	(107,303)
Indices	(177,582)	(141,833)	(319,415)
Metals	1,624,336	(1,443,023)	181,313
Livestock	147,140	(16,240)	130,900
Energy	1,502,796	108,938	1,611,734

Total net trading gains (losses)	$2,829,267	$(2,274,104)	$555,163

Superfund Gold, L.P.—Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2012	Liability Derivatives at March 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$80,209	$—	$80,209

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(112,319)	(112,319)

Futures contracts	Futures contracts purchased	169,576	(525,760)	(356,184)

Futures contracts	Futures contracts sold	312,402	(112,580)	199,822

Totals		$562,187	$(750,659)	$(188,472)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$69,300	$—	$69,300

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(51,238)	(51,238)

Futures contracts	Futures contracts purchased	—	(1,411,823)	(1,411,823)

Futures contracts	Futures contracts sold	189,971	—	189,971

Totals		$259,271	$(1,463,061)	$(1,203,790)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on investments	$34,720	$(50,172)

Futures contracts	Net realized and unrealized gain (loss) on investments	(605,907)	1,065,490

Total		$(571,187)	$1,015,318

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain (loss) on investments	$56,190	$(65,021)

Futures contracts	Net realized and unrealized gain (loss) on investments	1,248,619	(985,035)

Total		$1,304,809	$(1,050,056)

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of March 31, 2012:

	As of March 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$14,957	0.1		$(62,231)	(0.4)	$65,252	0.4		$(50,088)	(0.3)	$(32,110)
Currency	34,913	0.2		(24,390)	(0.1)	6,534	0.0	*	(3,240)	(0.0)*	13,817
Financial	37,788	0.3		(10,461)	(0.1)	—	—		—	—	27,327
Food & Fiber	3,300	0.0	*	(18,747)	(0.1)	18,724	0.1		(75,203)	(0.4)	(71,926)
Indices	91,601	0.6		(50,752)	(0.3)	46,129	0.3		(20,004)	(0.1)	66,974
Metals	—	—		(345,583)	(2.1)	129,284	0.8		(14,133)	(0.1)	(230,432)
Livestock	—	—		—	—	109,060	0.7		—	—	109,060
Energy	1,975	0.0	*	(75,827)	(0.5)	2,670	0.0	*	—	—	(71,182)

Totals	$184,534	1.2		$(587,991)	(3.6)	$377,653	2.3		$(162,668)	(0.9)	$(188,472)

*	Due to rounding

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$2,774	0.0	*	$(23,321)	(0.1)	$66,526	0.4	$(27,917)	(0.2)	$18,062
Currency	37,100	0.2		(200)	(0.0)*	47,744	0.3	(3,781)	(0.0)	80,863
Financial	17,166	0.1		(14,552)	(0.1)	—	—	(6,656)	(0.0)	(4,042)
Food & Fiber	17,413	0.1		(675)	(0.0)*	44,589	0.3	(32,982)	(0.2)	28,345
Indices	5,624	0.1		(907)	(0.0)*	38,232	0.2	(12,206)	(0.1)	30,743
Metals	1,110	0.0	*	(1,428,849)	(9.0)	88,207	0.6	(25,326)	(0.2)	(1,364,858)
Livestock	—	—		—	—	9,670	0.1	—	—	9,670
Energy	—	—		(45,053)	(0.3)	42,480	0.3	—	—	(2,573)

Totals	$81,187	0.5		$(1,513,557)	(9.5)	$337,448	2.2	$(108,868)	(0.7)	$(1,203,790)

*	Due to rounding

Series A average* contract volume by market sector for the three months ended March 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	43	30	$286,181	$257,133

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	440	242
Financial	799	165
Food & Fiber	91	81
Indices	360	185
Metals	501	55
Livestock	17	60
Energy	203	79

Totals	2,454	897

*	Based on quarterly holdings

Series A average* contract volume by market sector for the three months ended March 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	47	37	$150,228	$132,546

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	624	29
Financial	859	248
Food & Fiber	38	4
Indices	455	207
Metals	304	77
Livestock	44	—
Energy	172	159

Totals	2,543	761

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended March 31, 2012
	Net Realized Gain (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$34,720	$(50,172)	$(15,452)
Currency	(514,870)	(67,046)	(581,916)
Financial	(288,340)	31,369	(256,971)
Food & Fiber	(181,687)	(100,271)	(281,958)
Indices	(105,274)	36,231	(69,043)
Metals	(275,661)	1,134,426	858,765
Livestock	(10,053)	99,390	89,337
Energy	769,978	(68,609)	701,369

Total net trading gains (losses)	$(571,187)	$1,015,318	$444,131

	For the Three Months Ended March 31, 2011
	Net Realized Gain (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$56,190	$(65,021)	$(8,831)
Currency	(4,289)	(113,127)	(117,416)
Financial	(162,966)	(73,460)	(236,426)
Food & Fiber	32,787	(78,745)	(45,958)
Indices	(131,299)	(57,135)	(188,434)
Metals	838,805	(704,523)	134,282
Livestock	64,250	(5,330)	58,920
Energy	611,331	47,285	658,616

Total net trading gains (losses)	$1,304,809	$(1,050,056)	$254,753

Superfund Gold, L.P.—Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2012	Liability Derivatives at March 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$66,117	$—	$66,117

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(92,730)	(92,730)

Futures contracts	Futures contracts purchased	166,588	(421,489)	(254,901)

Futures contracts	Futures contracts sold	281,246	(102,559)	178,687

Totals		$513,951	$(616,778)	$(102,827)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$65,688	$—	$65,688

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(44,159)	(44,159)

Futures contracts	Futures contracts purchased	—	(825,539)	(825,539)

Futures contracts	Futures contracts sold	188,512	—	188,512

Totals		$254,200	$(869,698)	$(615,498)

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign Exchange contracts	Net realized and unrealized gain (loss) on investments	$55,392	$(48,142)

Futures contracts	Net realized and unrealized gain (loss) on investments	(446,854)	560,813

Total		$(391,462)	$512,671

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign Exchange contracts	Net realized and unrealized gain (loss) on investments	$62,824	$(86,083)

Futures contracts	Net realized and unrealized gain (loss) on investments	1,461,634	(1,137,965)

Total		$1,524,458	$(1,224,048)

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of March 31, 2012:

	As of March 31, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$11,780	0.1		$(53,208)	(0.6)	$54,337	0.6		$(39,522)	(0.4)	$(26,613)
Currency	33,038	0.3		(21,145)	(0.2)	5,245	0.0	*	(2,210)	0.0 *	14,928
Financial	34,940	0.4		(9,326)	(0.1)	—	—		—	—	25,614
Food & Fiber	3,200	0.0	*	(15,802)	(0.1)	18,714	0.2		(66,369)	(0.7)	(60,257)
Indices	81,542	0.9		(45,355)	(0.5)	44,876	0.5		(20,277)	(0.2)	60,786
Metals	917	0.0	*	(263,838)	(2.9)	114,761	1.2		(13,703)	(0.2)	(161,863)
Livestock	—	—		—	—	95,740	1.0		—	—	95,740
Energy	12,951	0.1		(66,023)	(0.7)	1,910	0.0		—	—	(51,162)

Totals	$178,368	1.8		$(474,697)	(5.1)	$335,583	3.5		$(142,081)	(1.4)	$(102,827)

*	Due to rounding

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$2,769	0.0	*	$(21,155)	(0.3)	$62,919	0.7	$(23,004)	(0.2)	$21,529
Currency	31,783	0.3		(200)	(0.0)*	43,619	0.4	(2,300)	(0.0)*	72,902
Financial	16,373	0.1		(13,107)	(0.1)	—	—	(5,281)	(0.1)	(2,015)
Food & Fiber	15,100	0.1		(1,125)	(0.0)*	40,823	0.4	(29,133)	(0.3)	25,665
Indices	4,417	0.0	*	(941)	(0.0)*	39,390	0.4	(6,545)	(0.1)	36,321
Metals	—	—		(836,253)	(8.8)	75,440	0.8	(18,981)	(0.2)	(779,794)
Livestock	—	—		—	—	9,760	0.1	(480)	(0.0)*	9,280
Energy	—	—		(41,586)	(0.4)	42,200	0.4	—	—	614

Totals	$70,442	0.5		$(914,367)	(9.6)	$314,151	3.2	$(85,724)	(0.9)	$615,498

*	Due to rounding

Series B average* contract volume by market sector for the three months ended March 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	39	30	$259,912	$219,677

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	396	217
Financial	714	150
Food & Fiber	82	71
Indices	320	168
Metals	398	48
Livestock	16	55
Energy	172	71

Totals	2,137	810

*	Based on quarterly holdings

Series B average* contract volume by market sector for the three months ended March 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	59	46	$213,669	$195,043

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	786	42
Financial	1068	386
Food & Fiber	54	2
Indices	611	232
Metals	326	109
Livestock	55	—
Energy	243	191

Totals	3,202	1,008

*	Based on quarterly holdings

Series B trading results by market sector

	For the Three Months Ended March 31, 2012
	Net Realized Gain (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$55,392	$(48,142)	$7,250
Currency	(467,800)	(57,974)	(525,774)
Financial	(252,731)	27,629	(225,102)
Food & Fiber	(159,363)	(85,922)	(245,285)
Indices	(96,640)	24,465	(72,175)
Metals	(124,630)	617,931	493,301
Livestock	(5,642)	86,460	80,818
Energy	659,952	(51,776)	608,176

Total net trading gains (losses)	$(391,462)	$512,671	$121,209

	For the Three Months Ended March 31, 2011
	Net Realized Gain (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$62,824	$(86,083)	$(23,259)
Currency	(6,450)	(153,239)	(159,689)
Financial	(294,879)	(101,566)	(396,445)
Food & Fiber	49,360	(110,705)	(61,345)
Indices	(46,283)	(84,698)	(130,981)
Metals	785,531	(738,500)	47,031
Livestock	82,890	(10,910)	71,980
Energy	891,465	61,653	953,118

Total net trading gains (losses)	$1,524,458	$(1,224,048)	$300,410

5. Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of March 31, 2012 and December 31, 2011, there were no amounts due to brokers.

In the normal course of business, all of the Fund’s marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. On October 31, 2011, MF Global reported to the SEC and the CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. Superfund Capital Management closely monitored MF Global in the weeks prior to October 31, 2011 and began reducing the Fund’s exposure to MF Global. In October, total trading positions and assets of the Fund held at MF Global were reduced and steps were initiated to transfer all remaining positions and assets from MF Global to other clearing brokers prior to the bankruptcy filing. In the fourth quarter of 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, Superfund Capital Management caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall. Series A-1 recorded a reserve that reduced the net asset value by approximately $74,000, Series A-2 recorded a reserve that reduced the net asset value by approximately $19,000, Series B-1 recorded a reserve that reduced the net asset value by approximately $58,000 and Series B-2 recorded a reserve that reduced the net asset value by approximately $43,000. As of March 31, 2012 approximately $255,000 of Series A-1 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 2.0% of Series A-1’s net asset value of approximately $12.85 million as of March 31, 2012. As of March 31, 2012 approximately $67,400 of Series A-2 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 2.0% of Series A-2’s net asset value of approximately $3.34 million as of March 31, 2012. As of March 31, 2012 approximately $198,000 of Series B-1 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 3.8% of Series B-1’s net asset value of approximately $5.26 million as of March 31, 2012. As of March 31, 2012 approximately $145,100 of Series B-2 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 3.7% of Series B-2’s net asset value of approximately $3.91 million as of March 31, 2012.

Through March 31, 2012, there has been no change to the Series A-1 reserve, which represents approximately 0.6% of the net assets of Series A-1 as of March 31, 2012 (or approximately $8.70 per Series A-1 Unit). Through March 31, 2012, there has been no change to the Series A-2 reserve, which represents approximately 0.6% of the net assets of Series A-2 as of March 31, 2012 (or approximately $9.50 per Series A-2 Unit). Through March 31, 2012, there has been no change to the Series B-1 reserve, which represents approximately 1.1% of the net assets of Series B-1 as of March 31, 2012 (or approximately $13.52 per Series B-1 Unit). Through March 31, 2012, there has been no change to the Series B-2 reserve, which represents approximately 1.1% of the net assets of Series B-2 as of March 31, 2012 (or approximately $14.24 per Series B-2 Unit). In December 2011 and January 2012, the Fund received distributions from the SIPC liquidation trustee of a portion of the Fund’s assets on deposit at MF Global. In total, Series A received approximately $5,700 in distributions and Series B received approximately $14,400. The receipt of these distributions has not impacted the reserves established on October 31, 2011. In April, the Court in the MF Global liquidation proceeding authorized the additional distribution of up to approximately $600 million of segregated customer assets and $50 million in secured customer assets. To date, the Fund has not received its portion of these distributions. Superfund Capital Management has concluded that receipt of the Fund’s estimated portion of these distributions will not have an impact on the reserves already taken, which continue to represent reasonable estimations of the potential exposure to MF Global. Superfund Capital Management does not believe that the MF Global liquidation will have a material impact on the ongoing trading operations of the Fund. However, because MF Global is still in the liquidation process, further developments in the MF Global liquidation proceedings may have an impact on the ability of the Fund to:

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

6. Allocation of net profits and losses

In accordance with the Fund’s Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”), net profits and losses of the Fund are allocated to partners according to their respective interests in the Fund as of the beginning of each month.

Subscriptions received in advance, if any, represent cash received prior to the balance sheet date for subscriptions of the subsequent month and do not participate in the earnings of the Fund until the following month.

7. Related party transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), when considered together, not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income or any changes in net asset due to changes in value of the Fund’s dollar for dollar gold position. Trading losses will be carried forward and no further performance/incentive fee may be paid until prior losses have been recovered. In addition, Superfund Asset Management, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, Inc., (“Superfund USA”) an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commission” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds of such Unit.

8. Financial highlights

Financial highlights for the period January 1 through March 31, 2012 are as follows:

	2012
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	1.0%	1.5%	(1.7)%	(1.2)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	1.0%	1.5%	(1.7)%	(1.2)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.7%	1.2%	1.9%	1.4%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	1.7%	1.2%	1.9%	1.4%

Net investment loss**	(1.7)%	(1.2)%	(1.9)%	(1.4)%

Net asset value per unit, beginning of period	$1,496.15	$1,625.63	$1,241.61	$1,300.90
Net investment loss	(27.28)	(20.85)	(25.03)	(19.59)
Net gain on investments	42.61	45.68	3.64	3.53

Net asset value per unit, end of period	$1,511.48	$1,650.46	$1,220.22	$1,284.84

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average Number of Units during period) upon weighted average number of Units during period)	$13.52	$26.27	$(14,77)	$3.78

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit) upon change in net asset value per Unit)	$15.33	$24.83	$(21.39)	$(16.06)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year

Financial highlights for the period January 1 through March 31, 2011 are as follows:

	2011
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	(0.5)%	0.0%	0.0%	0.5%
Incentive fees	0.0%	0.01%	0.02%	0.6%

Total return after incentive fees	(0.5)%	(0.01)%	(0.02)%	(0.1)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	7.1%	5.0%	7.9%	5.8%
Incentive fees	0.0%	0.1%	0.2%	0.6%

Total expenses	7.1%	5.1%	8.1%	6.4%

Net investment loss**	(7.0)%	(5.0)%	(7.8)%	(5.8)%

Net asset value per unit, beginning of period	$1,566.65	$1,671.00	$1,351.21	$1,389.80
Net investment loss	(26.26)	(20.75)	(25.99)	(21.13)
Net gain on investments	18.09	19.52	24.93	25.89

Net asset value per unit, end of period	$1,558.48	$1,669.77	$1,350.15	$1,394.56

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period) upon weighted average Number of Units during period) upon weighted average number of Units during period)	$1.12	$2.61	$4.58	$8.44

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit) upon change in net asset value per Unit)	$(8.17)	$(1.23)	$(1.06)	$4.76

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year

9. Financial instrument risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. These financial instruments may include forwards, futures and options whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specific future dates or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $929,812 and $1,162,388, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $146,326 and $205,049, respectively, at March 31, 2012.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $481,978 and $638,340, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $80,209 and $112,319, respectively, at March 31, 2012.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $447,834 and $524,048, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $66,117 and $92,730, respectively, at March 31, 2012.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc., and Rosenthal Collins Group, L.L.C. Prior to its insolvency, the Fund used MF Global, Inc. as one of its futures commission merchants. See Note 5 for additional discussion of MF Global.

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

The majority of these instruments mature within one year of March 31, 2012. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

12. Subsequent events

Superfund Capital Management has evaluated the impact of all subsequent events on the Fund through the date the financial statements were filed and has determined that there were no subsequent events requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended March 31, 2012, subscriptions totaling $1,414,685 in the Fund have been accepted and redemptions over the same period totaled $2,098,532. For the quarter ended March 31, 2012, subscriptions totaling $682,685 in Series A-1, $128,000 in Series A-2, $104,000 in Series B-1, and $500,000 in Series B-2 have been accepted and redemptions over the same period totaled $450,728 in Series A-1, $151,515 in Series A-2, $400,088 in Series B-1 and $530,139 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward markets using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.

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

On October 31, 2011, MF Global reported to the SEC and CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a SIPC-led liquidation proceeding would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. As of March 31, 2012 approximately $255,000 of Series A-1 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 2.0% of Series A-1’s net asset value of approximately $12.85 million as of March 31, 2012. As of March 31, 2012 approximately $67,400 of Series A-2 assets were still on deposit in an account(s) at MF Global. As of March 31, 2012 approximately $198,000 of Series B-1 assets were still on deposit in an account(s) at MF Global. As of March 31, 2012 approximately $145,100 of Series B-2 assets were still on deposit in an account(s) at MF Global. There can be no assurance that all of the Fund’s assets currently held at MF Global will be returned to the Fund or the length of time it will take for such return.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012

Series A:

Net results for the quarter ended March 31, 2012, were a gain of 1.0% in net asset value for Series A-1 and a gain of 1.53% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $169,609. This increase consisted of total income of $515, trading gains of $444,131, and total expenses of $275,037. Expenses included $98,982 in management fees, $32,994 in operating expenses, $69,550 in selling commissions, $72,956 in brokerage commissions and $555 in other expenses. At March 31, 2012, the net asset value per Unit of Series A-1 was $1,511.48, and the net asset value per Unit of Series A-2 was $1,650.46.

Series B:

Net results for the quarter ended March 31, 2012, were a loss of 1.7% in net asset value for Series B-1 and a loss of 1.24% in net asset value for Series B-2. In this period, Series B experienced a net decrease in net assets from operations of $52,996. This decrease consisted of total income of $443, trading gains of $121,209, and total expenses of $174,648. Expenses included $59,616 in management fees, $19,872 in operating expenses, $29,702 in selling commissions, $63,994 in brokerage commissions and $1,464 in other expenses. At March 31, 2012, the net asset value per Unit of Series B-1 was $1,220.22, and the net asset value per Unit of Series B-2 was $1,284.84.

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The United States (“U.S.”) economy sustained momentum, adding another 227,000 jobs for its best six-month streak since May of 2006. Retail sales climbed 1.1%, the most in five months, reflecting consumer confidence despite rising gas prices. In contrast, commodity-driven economies such as Australia felt the effects of reduced base-metal demand, while euro-zone gross domestic product unexpectedly contracted as the region struggles to contain its debt crisis. Crude oil declined as the impact of Iranian tensions receded when compared to slowing global demand and ample supplies. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the Federal Reserve (the “Fed”) reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The European Central Bank (“ECB”) continued to hold the line on interest rates, keeping its discount rate at 1%. The euro and British pound finished unchanged versus the U.S. dollar after declines of 2%. The Australian dollar (-4.4%) fell on weak gross domestic product (“GDP”), an unexpected rise in unemployment, as well as softening commodity exports. The

Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. Japanese Government Bonds (“JGB”) came under pressure as the Bank of Japan (“BOJ”) resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. JGB yields rose to 1.056%, the highest since December 2011. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. Markets quickly reversed on China’s shrinking economy and the possible need for further Greek debt restructuring. The FTSE (-2.1%), Amsterdam EOE Index (-1.2%), and Euro Stoxx (-4.5%) all finished lower. The Dow Jones Industrial Average (the “Dow Jones”) (+1.2%) and the Standard and Poor 500 (the “S&P 500”) (+2.5%) rose to four-year highs. Asian shares were mostly lower, pressured by the slowdown in China. China’s H-Shares (-10.9%) sank on weaker-than-expected housing and auto data with stocks in Singapore (-1.1%), Taiwan (-2.5%), and India (-2.3%) also lower. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions. The Fund’s perpetual long gold position underperformed in March as investors exited the precious metal in exchange for risk. The steady pace of upbeat economic reports in the U.S., including consumer spending and confidence, fed growing optimism over the stability of the world’s largest economy.

In February, the Fund’s trading strategies generated solid returns as geopolitical and economic forces pushed energies and equities decidedly higher. Intensifying tensions with Iran over their nuclear program injected risk premium into oil markets, driving crude prices to multi-month highs. Meanwhile, a wave of hopeful economic data and the long-awaited second Greek bailout lifted stocks. U.S. unemployment fell for a fifth straight month, adding 234,000 jobs while U.S. consumer confidence posted its longest streak of gains since 1997. The Nasdaq Stock Market (the “Nasdaq”) hit 11-year highs and the Dow Jones closed above 13,000 for the first time since 2008. The BOJ revealed plans to inject 10 trillion yen into the Japanese economy in an effort to suppress deflation while the ECB sought to stabilize euro-zone banks and stimulate the economy by issuing €529.5 billion of low interest loans. Chicago Board of Trade (“CBOT”) corn slid sideways awaiting spring plantings, while soybeans soared on expected crop damage in Brazil. Short-term strategies enhanced overall performance with gains in currencies, stocks, metals, and energies. The Fund’s allocation to the energy sector produced significant returns in February as economic optimism, escalating Iranian tensions, and reduced refinery capacity led to robust returns for long energy positions. Extreme cold in Europe in the midst of heavy refinery maintenance drove IPE gas oil (+6.3%) to a nine-month high. New York heating oil (+6.0%), also used in home heating, was pulled higher on anticipated demand shift to the U.S. Brent crude gained 10.9%, its best month since May of 2009, while NY crude (+8.6%) reached a nine-month high. Despite poor U.S. gasoline demand, RBOB futures extended an impressive rally, gaining 5.4%, aided by permanent, unplanned, and seasonal refinery closures. Promising U.S. employment data and the Greek bailout approval lifted energies universally on hopes of economic growth. The Fund experienced positive results in global equity markets as stocks rose on continued economic improvement. While Europe worked its way towards the second bailout of Greece, equity markets across the continent were higher as fears of an imminent euro-zone collapse subsided. The ECB eased monetary policy significantly in an effort to support markets, stepping away from its traditional mandate of inflation stability. Markets responded with the CAC40 (+4.5%), FTSE (+3.7%) and DAX (+6.0%) all finishing the month higher. Only the Greek index finished lower with a 9.1% loss. Investor optimism drove up markets across Asia with the Nikkei (+10.2%) climbing sharply as the yen fell. Improvements in the outlook for exports also boosted shares in Hong Kong (+6.6%), Korea (+3.5%) and Taiwan (+7.6%). The U.S. markets rose as unemployment fell to 8.3%, jobless claims hit a four-year low, and modest growth was seen in manufacturing and housing. The S&P 500 (+4.3%) is off to its best start in 21 years. The Fund’s allocation to currencies generated moderate losses due to the sharp reversal in the Japanese yen. The U.S. dollar was weaker against most global currencies as the Fed reiterated its highly accommodative stance in spite of improving economic conditions. The BOJ, which has struggled with deflation for more than a decade, announced it would target a 1% annual inflation rate, adding 10 trillion yen to the economy in the process. Traders took the news seriously and sent the yen (-6.2%) to a seven-month low. The euro (+1.9%) strengthened against the U.S. dollar as fears over a Greek debt disaster abated and expectations rose for increased lending activity. The Swiss franc (+1.8%) and British pound (+1.1%) also gained while better-than-expected economic data in Australia drove the AUD/USD rate to a six-month high (1.0795 $/AUD). South American currencies continued to climb with the Mexican peso (+1.4%), Colombian peso (+2.4%), and the Brazilian real (+1.7%) all gaining. The Fund’s bond portfolio produced negative results in February. U.S. bond prices retreated slightly from January highs as positive economic data continued to foster the strongest equity rally in two decades. U.S. unemployment dropped to 8.3%, returning to a level not seen since February 2009. U.S. 10-year notes retreated on the news and ended the month down 0.8%. The ECB implemented phase two of their long term refinancing operation liquidity program on February 27th, injecting €530 billion of short-term liquidity into the region. The 1% loan offering was taken up by 800 euro-zone banks. The monetary infusion is expected to make its way into longer-term maturities as seen by the resulting rally in Bunds and 10-year Swap Notes. The Fund’s strategies underperformed in the metals sector after bullish trends in precious metals radically corrected as Fed chairman Bernanke quelled hopes for QE3. Immediately prior to the plunge, gold and silver each hit multi-

month highs as investors placed hedges against rising consumer prices and a weakening U.S. dollar. Following Mr. Bernanke’s testimony, gold (-1.7%) and silver (-6.9%) decreased significantly. Fears of reduced euro-zone base metal demand abated as leaders came to agreement on a second aid package for Greece. LME aluminum (+4.0%), assisted by record canceled warrants (orders to withdraw stockpiles), reversed early losses in the broad-based rally. Rising confidence levels on both sides of the Atlantic and falling inventories worked in tandem to elevate Comex (+2.1%) and LME copper (+2.2%). The Fund’s perpetual long gold position suffered late-month losses as testimony from Fed Chairman Ben Bernanke expressed optimism over improving macroeconomic data, reducing the likelihood of additional monetary stimulus. Gold and other safe-havens dropped on the news as the U.S. dollar rallied.

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The U.S. dollar declined against major currencies as the “safety trade” unwound, accelerated by the Fed’s stated willingness to purchase additional bonds. Gold benefited from the dollar’s decline, posting a +10% gain, climbing solidly back above its 200-day moving average while base-metals surged on production cutbacks and anticipated Chinese demand. European Union (“EU”) negotiations with Greece, initially promising, weighed on equity markets towards month-end as leaders debated terms of a second rescue package worth 500 billion euro. Nymex gasoline trended higher throughout the month as supply concerns intensified due to multiple refinery closures while natural gas plummeted to a 10-year low on unseasonably warm winter temperatures and overabundant supply. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals, while the Fund’s perpetual long gold position produced significant gains for the month. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. In the United States, minutes from the Federal Open Market Committee of the Fed revealed the Fed’s commitment to maintain interest rates at or near zero through 2014. The European Central Bank, having cut rates twice in the last three months, maintained rates at a record low of 1%, citing signs of stabilization. In the United Kingdom, the Bank of England also maintained a record low benchmark of 0.5%. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The euro reached a 17-month low before recovering on perceived EU debt negotiation progress. The Australian dollar sustained its climb on relative economic outperformance, attractive interest rates, and strength in commodity prices. South American currencies, which lost significant ground in 2011, advanced considerably against the U.S. dollar. The Japanese yen rallied sharply late, closing at a three-month high, as investors flocked to the currency given the short-term U.S. interest rate outlook. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish U.S. Department of Agriculture (“USDA”) figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. Wheat traded in tandem with corn, pressured by weak exports, ample supply, and favorable winter crop conditions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. Gasoline ended up (+7.3%) for the month, while an unusually warm winter and continued supply glut pushed natural gas to $2.231/btu, a 10-year low. The Fund experienced losses in Nymex crude oil amid a directionless trade as prices were range-bound between $98 and $103 per barrel. The Fund’s perpetual long gold position produced sizable gains after the Federal Open Market Committee of the Fed announced that interest rates would remain low through 2014, sparking U.S. dollar worries. The ongoing EU debt crisis also continues to keep the euro weak. The instability associated with these currencies provided strong support for safe-haven assets.

For the first quarter of 2012, the most profitable market group overall was the energy sector while the greatest losses were attributable to positions in the currency sector.

Three Months Ended March 31, 2011

Series A:

Net results for the quarter ended March 31, 2011, were a loss of 0.52% in net asset value for Series A-1 and a loss of 0.07% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $13,757. This increase consisted of interest income of $2,245, trading gains of $254,753, and total expenses of $243,241. Expenses included $83,865 in management fees, $27,955 in operating expenses, $58,922 in selling commissions, $68,990 in brokerage commissions, $1,619 in incentive fees and $1,890 in other expenses. At March 31, 2011, the net asset value per Unit of Series A-1 was $1,558.48, and the net asset value per Unit of Series A-2 was $1,669.77.

Series B:

Net results for the quarter ended March 31, 2011, were a loss of 0.08% in net asset value for Series B-1 and a loss of 0.34% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $60,251. This increase consisted of interest income of $2,454, trading gains of $300,410, and total expenses of $242,613. Expenses included $74,013 in management fees, $24,668 in operating expenses, $40,569 in selling commissions, $88,520 in brokerage commissions, $11,937 in incentive fees and $2,906 in other expenses. At March 31, 2011, the net asset value per Unit of Series B-1 was $1,350.15, and the net asset value per Unit of Series B-2 was $1,394.56.

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

In February, the Fund’s allocation to equity markets performed well in February as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the Reserve Bank of Australia chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after Consumer Price Index (“CPI”) readings showed that prices were increasing at a 4.0% annualized rate, the highest level since the fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in West Texas Intermediate (“WTI”) crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil, and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya, and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breach of the $4 btu level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month. The Fund experienced gains in April gold contracts, which finished the month 5.6% higher as the market’s focus shifted from improving economic results to inflation risks. Gold rallied early as China responded aggressively to its inflation challenges with interest rate and reserve requirement hikes. While the unrest in Egypt subsided relatively peacefully, matters took a more violent turn in Bahrain, and Libya, as rising food costs exacerbated widespread discontent, fuelling skyrocketing energy markets which posed even greater inflation risks and support for gold. These factors produced an overall gain for the Fund’s perpetual long gold futures position.

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

In the fourth quarter of 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, Superfund Capital Management caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall. Series A-1 recorded a reserve that reduced the net asset value by approximately $74,000, Series A-2 recorded a reserve that reduced the net asset value by approximately $19,000, Series B-1 recorded a reserve that reduced the net asset value by approximately $58,000 and Series B-2 recorded a reserve that reduced the net asset value by approximately $43,000. As of March 31, 2012 approximately $255,000 of Series A-1 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 2.0% of Series A-1’s net asset value of approximately $12.85 million as of March 31, 2012. As of March 31, 2012 approximately $67,400 of Series A-2 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 2.0% of Series A-2’s net asset value of approximately $3.34 million as of March 31, 2012. As of March 31, 2012 approximately $198,000 of Series B-1 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 3.8% of Series B-1’s net asset value of approximately $5.26 million as of March 31, 2012. As of March 31, 2012 approximately $145,100 of Series B-2 assets were still on deposit in an account(s) at MF Global. These assets represented approximately 3.7% of Series B-2’s net asset value of approximately $3.91 million as of March 31, 2012.

Through March 31, 2012, there has been no change to the Series A-1 reserve, which represents approximately 0.6% of the net assets of Series A-1 as of March 31, 2012 (or approximately $8.70 per Series A-1 Unit). Through March 31, 2012, there has been no change to the Series A-2 reserve, which represents approximately 0.6% of the net assets of Series A-2 as of March 31, 2012 (or approximately $9.50 per Series A-2 Unit). Through March 31, 2012, there has been no change to the Series B-1 reserve, which represents approximately 1.1% of the net assets of Series B-1 as of March 31, 2012 (or approximately $13.52 per Series B-1 Unit). Through March 31, 2012, there has been no change to the Series B-2 reserve, which represents approximately 1.1% of the net assets of Series B-2 as of March 31, 2012 (or approximately $14.24 per Series B-2 Unit). In December 2011 and January 2012, the Fund received distributions from the SIPC liquidation trustee of a portion of the Fund’s assets on deposit at MF Global. In total, Series A received approximately $5,700 in distributions and Series B received approximately $14,400. The receipt of these distributions has not impacted the reserves established on October 31, 2011. In

April, the Court in the MF Global liquidation proceeding authorized the additional distribution of up to approximately $600 million of segregated customer assets and $50 million in secured customer assets. To date, the Fund has not received its portion of these distributions. Superfund Capital Management has concluded that receipt of the Fund’s estimated portion of these distributions will not have an impact on the reserves already taken, which continue to represent reasonable estimations of the potential exposure to MF Global. Superfund Capital Management does not believe that the MF Global liquidation will have a material impact on the ongoing trading operations of the Fund. However, because MF Global is still in the liquidation process, further developments in the MF Global liquidation proceedings may have an impact on the ability of the Fund to:

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2012 and December 31, 2011.

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

ASU 2011-04

In May 2011, FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. The Fund adopted ASU 2011-04 as of January 1, 2012. The adoption of the provisions of ASU 2011-04 has not had a material impact on the Fund’s financial statement disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each series individually, as well as the Fund as a whole.

The Rule 13a-14(a)/15d-14(a) certifications of the principal executive officer and the principal financial officer included as Exhibits 31.1 and 31.2, respectively, are certifying as to each Series individually, as well as the Fund as a whole.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Superfund Capital Management is not aware of any pending legal proceedings to which either the Fund is a party or to which any of its assets are subject. The Fund has no subsidiaries.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There were no sales of unregistered securities during the quarter ended March 31, 2012.

(b)	Updated information required by Item 701(f) of Regulation S-K:

(1)	The use of proceeds information is being disclosed for Registration Statement No. 333-151632 declared effective on February 17, 2009.

(4)(iv)	As of March 31, 2012, the Fund sold $16,067,382 of Series A-1 Units, $3,738,873 of Series A-2 Units, $10,790,591 of Series B-1 Units and $4,632,221 of Series B-2 Units.

(v)	As of March 31, 2012, the Fund incurred expenses for the account of the Fund totaling $5,581,786 of which $4,579,358 was paid to Superfund Capital Management and $1,002,428 was paid to Superfund USA.

(vi)	Net offering proceeds to the Fund as of March 31, 2012 were $29,647,281.

(vii)	As of September 30, 2011, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with Superfund Capital Management’s trading program totaled $29,647,281.

(c) Pursuant to the Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2012:

Series A-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
January 31, 2011	96.022	1,671.23
February 28, 2011	74.649	1,667.76
March 31, 2011	109.728	1,511.48

Total	280.399

Series A-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
January 31, 2011	21.184	1,818.91
February 28, 2011	7.425	1,818.08
March 31, 2011	60.197	1,650.46

Total	88.806

Series B-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
January 31, 2011	149.891	1,392.59
February 28, 2011	84.124	1,399.06
March 31, 2011	60.375	1,220.22

Total	294.390

Series B-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
January 31, 2011	20.550	1,461.54
February 28, 2011	339.965	1,470.74
March 31, 2011	0.000	1,284.84

Total	360.515

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012	SUPERFUND GOLD, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1