Form 10-Q
period 2012-06-30
SUPERFUND GOLD, L.P.
filed 2012-08-10
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold L.P. Series B are included in Item 1:

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
U.S. Government securities, at fair value (amortized cost of $3,898,822 and $6,400,000 as of June 30, 2012 and December 31, 2011, respectively)	$3,898,822	$6,400,000

Due from brokers	9,889,343	17,505,597

Unrealized appreciation on open forward contracts	27,616	134,988

Futures contracts purchased	899,302	—

Futures contracts sold	—	378,483

Cash	11,676,267	5,304,787

Total assets	26,391,350	29,723,855

LIABILITIES

Unrealized depreciation on open forward contracts	223,262	95,397

Futures contracts purchased	—	2,237,362

Futures contracts sold	69,772	—

Subscriptions received in advance	174,250	914,000

Redemptions payable	217,131	904,938

Management fee payable	48,638	107,656

Other fees payable	47,095	105,056

Total liabilities	780,148	4,364,409

NET ASSETS	$25,611,202	$25,359,446

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2012

Face Value		Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 23, 2012 (amortized cost $3,898,822), securities are held in margin accounts as collateral for open futures and forwards	$3,900,000	15.2%	$3,898,822

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1	27,616

Total unrealized appreciation on forward contracts		0.1	27,616

Unrealized depreciation on forward contracts
Currency		(0.9)	(223,262)

Total unrealized depreciation on forward contracts		(0.9)	(223,262)

Total forward contracts, at fair value		(0.8)%	$(195,646)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.0)*%	$(1,630)
Energy		0.1	34,351
Financial
10 Year U.S. Treasury Note		0.0 *	63
5 Year U.S. Treasury Note		(0.0)*	(1,039)
Other		(0.1)	(17,137)

Total Financial		(0.1)	(18,113)
Food & Fiber		0.0 *	1,629
Indices		0.4	99,394
Metals		3.1	783,671

Total futures contracts purchased		3.5	899,302

Futures contracts sold
Currency		(0.3)	(77,255)
Energy		(0.2)	(38,782)
Financial
30 Year U.S. Treasury Bond		(0.1)	(17,468)
2 Year U.S. Treasury Note		(0.1)	(30,562)
Other		0.2	47,054

Total Financial		(0.0)*	(976)
Food & Fiber		(0.1)	(17,684)
Indices		(0.4)	(113,623)
Livestock		(0.1)	(28,190)
Metals		0.8	206,738

Total futures contracts sold		(0.3)	(69,772)

Total futures contracts, at fair value		3.2%	$829,530

Futures and forward contracts by country composition
Australia		(0.1)%	$(19,767)
European Monetary Union		(0.1)	(23,515)
Great Britain		0.3	75,229
Japan		0.1	26,513
United States		2.4	610,641
Other		(0.1)	(35,217)

Total futures and forward contracts by country		2.5%	$633,884

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (amortized cost $6,400,000), securities are held in margin accounts as collateral for open futures and forwards	$6,400,000	25.2%	$6,400,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.5	134,988

Total unrealized appreciation on forward contracts		0.5	134,988

Unrealized depreciation on forward contracts
Currency		(0.4)	(95,397)

Total unrealized depreciation on forward contracts		(0.4)	(95,397)

Total forward contracts, at fair value		0.2%	$39,591

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3%	$68,483
Energy		(0.3)	(86,639)
Financial
2 Year U.S. Treasury Note		0.0 *	1,954
Other		0.0 *	3,926

Total Financial		0.0 *	5,880
Food & Fiber		0.1	30,713
Indices		0.0 *	8,193
Metals
171 contracts of CMX Gold expiring February 2012		(8.8)	(2,228,620)
Other		(0.1)	(35,372)

Total Metals		(8.9)	(2,263,992)

Total futures contracts purchased		(8.8)	(2,237,362)

Futures contracts sold
Currency		0.3	85,282
Energy		0.3	84,680
Financial		(0.0)*	(11,937)
Food & Fiber		0.1	23,297
Indices		0.2	58,871
Livestock		0.1	18,950
Metals		0.5	119,340

Total futures contracts sold		1.5	378,483

Total futures contracts, at fair value		(7.3)%	$(1,858,879)

Futures and forward contracts by country composition
Australian		0.1%	$13,630
European Monetary Union		0.3	69,960
Great Britain		0.0	5,614
Japan		0.4	106,637
United States		(8.1)	(2,048,725)
Other		0.1	33,596

Total futures and forward contracts by country		(7.2)%	$(1,819,288)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment income
Interest income	$1,182	$3,714	$1,190	$8,413
Other Income	17	—	967	—

Total income	1,199	3,714	2,157	8,413

Expenses
Brokerage commissions	194,838	137,497	331,788	295,007
Management fee	150,949	170,000	309,547	327,878
Selling commission	95,994	109,469	195,246	208,960
Incentive fee	—	635,383	—	648,939
Operating expenses	50,316	56,667	103,182	109,290
Loss on MF Global	12,764	—	12,764	—
Other	6,387	4,369	8,406	9,165

Total expenses	511,248	1,113,385	960,933	1,599,239

Net investment loss	$(510,049)	$(1,109,671)	$(958,776)	$(1,590,826)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$82,934	$1,319,934	$(879,715)	$4,149,201
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	925,183	(291,388)	2,453,172	(2,565,492)

Net gain on investments	$1,008,117	$1,028,546	$1,573,457	$1,583,709

Net increase (decrease) in net assets from operations	$498,068	$(81,125)	$614,681	$(7,117)

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2012	2011
Increase (decrease) in net assets from operations
Net investment loss	$(958,776)	$(1,590,826)
Net realized gain (loss) on futures and forward contracts	(879,715)	4,149,201
Net change in unrealized appreciation (depreciation) on futures and forward contracts	2,453,172	(2,565,492)

Net increase (decrease) in net assets from operations	614,681	(7,117)

Capital share transactions
Issuance of Units	2,153,773	5,889,045
Redemption of Units	(2,516,698)	(6,659,082)

Net decrease in net assets from capital share transactions	(362,925)	(770,037)

Net increase (decrease) in net assets	251,756	(777,154)

Net assets, beginning of period	25,359,446	26,675,225

Net assets, end of period	$25,611,202	$25,898,071

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$614,681	$(7,117)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(7,948,374)	(20,246,385)
Sales and maturities of U.S. government securities	10,450,000	19,250,000
Amortization of discounts and premiums	(448)	(4,830)
Increase (decrease) in due from brokers	7,616,254	(1,853,409)
Increase in due from affiliate	—	5,599
Increase in due to affiliate	—	12,685
Decrease in unrealized appreciation on open forward contracts	107,372	163,853
Increase in unrealized depreciation on open forward contracts	127,865	16,596
(Decrease) increase in futures contracts purchased	(3,136,664)	2,525,354
Increase (decrease) in futures contracts sold	448,255	(140,311)
Decrease in incentive fee payable	—	(409,223)
(Decrease) increase in management fees payable	(59,018)	729
(Decrease) increase in fees payable	(57,961)	2,167

Net cash provided by (used in) operating activities	8,161,962	(684,292)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,414,023	5,045,025
Redemptions, net of change in redemptions payable	(3,204,505)	(5,092,347)

Net cash used in financing activities	(1,790,482)	(47,322)

Net increase (decrease) in cash	6,371,480	(731,614)
Cash, beginning of period	5,304,787	3,630,425

Cash, end of period	$11,676,267	$2,898,811

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
U.S. Government securities, at fair value (amortized cost of $2,099,366 and $3,700,000 as of June 30, 2012 and December 31, 2011, respectively)	$2,099,366	$3,700,000

Due from brokers	5,457,414	10,182,255

Unrealized appreciation on open forward contracts	15,984	69,300

Futures contracts purchased	563,809	—

Futures contracts sold	—	189,971

Cash	8,798,282	4,325,976

Total assets	16,934,855	18,467,502

LIABILITIES

Unrealized depreciation on open forward contracts	123,171	51,238

Futures contracts purchased	—	1,411,823

Futures contracts sold	30,925	—

Subscriptions received in advance	153,000	336,000

Redemptions payable	119,797	711,068

Management fee payable	31,207	67,674

Other fees payable	32,509	70,546

Total liabilities	490,609	2,648,349

NET ASSETS	$16,444,246	$15,819,153

Superfund Gold, L.P. Series A-1 Net Assets	$13,072,768	$12,507,057

Number of Units outstanding	8,536.377	8,359.510

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,531.42	$1,496.15

Superfund Gold, L.P. Series A-2 Net Assets	$3,371,478	$3,312,096

Number of Units outstanding	2,006.054	2,037.421

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,680.65	$1,625.63

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2012

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 23, 2012 (amortized cost $2,099,366), securities are held in margin accounts as collateral for open futures and forwards	$2,100,000	12.8%	$2,099,366

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1	15,984

Total unrealized appreciation on forward contracts		0.1	15,984

Unrealized depreciation on forward contracts
Currency		(0.7)	(123,171)

Total unrealized depreciation on forward contracts		(0.7)	(123,171)

Total forward contracts, at fair value		(0.6)%	$(107,187)

Futures contracts, at fair value
Futures Contracts Purchased
Currency		(0.0)*%	$(1,144)
Energy		0.1	16,635
Financial
10 Year U.S. Treasury Note		(0.0)*	(31)
5 Year U.S. Treasury Note		(0.0)*	(578)
Other		(0.1)	(7,792)

Total Financial		(0.1)	(8,401)
Food & Fiber		0.0 *	722
Indices		0.3	53,825
Metals		3.1	502,172

Total futures contracts purchased		3.4	563,809

Futures Contracts Sold
Currency		(0.3)	(42,170)
Energy		(0.1)	(17,403)
Financial
30 Year U.S. Treasury Bond		(0.1)	(9,593)
2 Year U.S. Treasury Note		(0.1)	(16,156)
Other		0.2	25,140

Total Financial		(0.0)*	(609)
Food & Fiber		(0.1)	(8,648)
Indices		(0.3)	(56,223)
Livestock		(0.1)	(15,030)
Metals		0.7	109,158

Total futures contracts sold		(0.2)	(30,925)

Total futures contracts, at fair value		3.2%	$532,884

Futures and forward contracts by country composition
Australia		(0.0)*%	$(10,705)
European Monetary Union		(0.1)	(12,812)
Great Britain		0.2	39,024
Japan		0.1	13,943
United States		2.5	409,209
Other		(0.1)	(12,962)

Total futures and forward contracts by country		2.6%	$425,697

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2011

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 22, 2012 (amortized cost $3,700,000), securities are held in margin accounts as collateral for open futures and forwards	$3,700,000	23.4%	$3,700,000

Futures Contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.4	69,300

Total unrealized appreciation on forward contracts		0.4	69,300

Unrealized depreciation on forward contracts
Currency		(0.3)	(51,238)

Total unrealized depreciation on forward contracts		(0.3)	(51,238)

Total forward contracts, at fair value		0.1%	$18,062

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.2%	$36,900
Energy		(0.3)	(45,053)
Financial
2 Year U.S. Treasury Note		0.0 *	1,016
Other		0.0 *	1,598

Total Financial		0.0 *	2,614
Food & Fiber		0.1	16,738
Indices		0.0 *	4,717
Metals
108 contracts of CMX Gold expiring February 2012		(8.9)	(1,407,280)
Other		(0.1)	(20,459)

Total Metals		(9.0)	(1,427,739)

Total futures contracts purchased		(9.0)	(1,411,823)

Futures Contracts Sold
Currency		0.3	43,963
Energy		0.3	42,480
Financial		(0.0)*	(6,656)
Food & Fiber		0.1	11,607
Indices		0.2	26,026
Livestock		0.1	9,670
Metals		0.4	62,881

Total futures contracts sold		1.4	189,971

Total futures contracts, at fair value		(7.6)%	$(1,221,852)

Futures contracts by country composition
Australia		0.1%	$8,242
European Monetary Union		0.2	36,313
Great Britain		0.0 *	2,711
Japan		0.3	55,550
United States		(8.2)	(1,316,556)
Other		0.1	9,950

Total futures contracts by country		(7.5)%	$(1,203,790)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment income
Interest income	$580	$1,790	$588	$4,035
Other income	12	—	519

Total income	592	1,790	1,107	4,035

Expenses
Brokerage commissions	104,683	59,814	177,639	128,804
Management fee	95,954	90,402	194,936	174,267
Selling commission	67,964	64,176	137,514	123,098
Incentive fee	—	241,830	—	243,449
Operating expenses	31,984	30,134	64,978	58,089
Loss on MF Global	6,925	—	6,925	—
Other	2,900	1,563	3,455	3,453

Total expenses	310,410	487,919	585,447	731,160

Net investment loss	$(309,818)	$(486,129)	$(584,340)	$(727,125)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(67,753)	$610,192	$(638,940)	$1,915,001
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	614,169	(130,948)	1,629,487	(1,181,004)

Net gain on investments	$546,416	$479,244	$990,547	$733,997

Net increase (decrease) in net assets from operations	$236,598	$(6,885)	$406,207	$6,872

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series A-1*	$20.03	$(4.36)	$33.58	$(3.22)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series A-1	$19.94	$5.79	$35.27	$(2.38)

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series A-2**	$31.58	$14.80	$57.79	$17.02

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series A-2	$30.19	$12.90	$55.02	$11.68

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series A-1 for the Three Months Ended June 30, 2012 and June 30, 2011: 8,600.62 and 7,646.91, respectively; and for the Six Months Ended June 30, 2012 and June 30, 2011: 8,550.60 and 7,691.16, respectively.
**	Weighted average number of Units outstanding for Series A-2 for the Three Months Ended June 30, 2012 and June 30, 2011: 2,020.41 and 1,817.26, respectively; and for the Six Months Ended June 30, 2012 and June 30, 2011: 2,041.90 and 1,864.83, respectively.

SUPERFUND GOLD, L.P.—SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2012	2011
Increase in net assets from operations
Net investment loss	$(584,340)	$(727,125)
Net realized gain (loss) on futures and forward contracts	(638,940)	1,915,001
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,629,487	(1,181,004)

Net increase in net assets from operations	406,207	6,872

Capital share transactions
Issuance of Units	1,405,603	4,206,104
Redemption of Units	(1,186,717)	(2,800,982)

Net increase in net assets from capital share transactions	218,886	1,405,122

Net increase in net assets	625,093	1,411,994

Net assets, beginning of period	15,819,153	13,716,691

Net assets, end of period	$16,444,246	$15,128,685

Series A-1 Units, beginning of period	8,359.510	6,916.044
Issuance of Series A-1 Units	810.164	2,164.860
Redemption of Units	(633.297)	(1,263.949)

Series A-1 Units, end of period	8,536.377	7,816.955

Series A-2 Units, beginning of period	2,037.421	1,724.508
Issuance of Series A-2 Units	76.785	495.189
Redemption of Units	(108.152)	(495.734)

Series A-2 Units, end of period	2,006.054	1,723.963

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net increase in net assets from operations	$406,207	$6,872
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:

Changes in operating assets and liabilities:
Purchases of U.S. government securities	(4,249,133)	(10,248,163)
Sales and maturities of U.S. government securities	5,850,000	9,850,000
Amortization of discounts and premiums	(233)	(2,464)
Increase (decrease) in due from brokers	4,724,841	(1,386,149)
Increase in due from affiliate	—	5,599
Decrease in unrealized appreciation on open forward contracts	53,316	67,899
Increase in unrealized depreciation on open forward contracts	71,933	10,015
(Decrease) increase in futures contracts purchased	(1,975,632)	1,151,922
Increase (decrease) in futures contracts sold	220,896	(48,832)
Decrease in incentive fee	—	(198,986)
(Decrease) increase in management fees payable	(36,467)	2,740
(Decrease) increase in fees payable	(38,037)	3,341

Net cash provided by (used in) operating activities	5,027,691	(786,206)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,222,603	3,718,674
Redemptions, net of change in redemptions payable	(1,777,988)	(2,559,225)

Net cash provided by (used in) financing activities	(555,385)	1,159,449

Net increase in cash	4,472,306	373,243
Cash, beginning of period	4,325,976	2,215,532

Cash, end of period	$8,798,282	$2,588,775

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES B

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
U.S. Government securities, at fair value, (amortized cost of $1,799,456 and $2,700,000 as of June 30, 2012 and December 31, 2011, respectively)	$1,799,456	$2,700,000

Due from brokers	4,431,929	7,323,342

Unrealized appreciation on open forward contracts	11,632	65,688

Futures contracts purchased	335,493	—

Futures contracts sold	—	188,512

Cash	2,877,985	978,811

Total assets	9,456,495	11,256,353

LIABILITIES

Unrealized depreciation on open forward contracts	100,091	44,159

Futures contracts purchased	—	825,539

Futures contracts sold	38,847	—

Subscriptions received in advance	21,250	578,000

Redemptions payable	97,334	193,870

Management fee payable	17,431	39,982

Other fees payable	14,586	34,510

Total liabilities	289,539	1,716,060

NET ASSETS	$9,166,956	$9,540,293

Superfund Gold, L.P. Series B-1 Net Assets	$5,146,391	$5,617,352

Number of Units outstanding	4,120.360	4,524.265

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$1,249.01	$1,241.61

Superfund Gold, L.P. Series B-2 Net Assets	$4,020,565	$3,922,941

Number of Units outstanding	3,041.783	3,015.557

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,321.78	$1,300.90

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2012

		Percentage of
	Face Value	Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due August 23, 2012 (amortized cost $1,799,456), securities are held in margin accounts as collateral for open futures and forwards	$1,800,000	19.6%	$1,799,456

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.1	11,632

Total unrealized appreciation on forward contracts		0.1	11,632

Unrealized depreciation on forward contracts
Currency		(1.1)	(100,091)

Total unrealized depreciation on forward contracts		(1.1)	(100,091)

Total forward contracts, at fair value		(1.0)%	$(88,459)

Futures contracts, at fair value
Futures contracts purchased
Currency		(0.0)*%	$(486)
Energy		0.2	17,716
Financial
10 Year U.S. Treasury Note		0.0 *	94
5 Year U.S. Treasury Note		(0.0)*	(461)
Other		(0.1)	(9,345)

Total Financial		(0.1)	(9,712)
Food & Fiber		0.0 *	907
Indices		0.5	45,569
Metals		3.1	281,499

Total futures contracts purchased		3.7	335,493

Futures contracts sold
Currency		(0.4)	(35,085)
Energy		(0.2)	(21,379)
Financial
30 Year U.S. Treasury Bond		(0.1)	(7,875)
2 Year U.S. Treasury Note		(0.2)	(14,406)
Other		0.3	21,914

Total Financial		(0.0)*	(367)
Food & Fiber		(0.1)	(9,036)
Indices		(0.6)	(57,400)
Livestock		(0.1)	(13,160)
Metals		1.1	97,580

Total futures contracts sold		(0.3)	(38,847)

Total futures contracts, at fair value		3.4%	$296,646

Futures and forward contracts by country composition
Australia		(0.0)*%	$(9,062)
European Monetary Union		(0.1)	(10,703)
Great Britain		0.4	36,205
Japan		0.1	12,570
United States		2.2	201,432
Other		(0.2)	(22,255)

Total futures and forward contracts by country		2.4%	$208,187

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 22, 2012 (amortized cost $2,700,000), securities are held in margin accounts as collateral for open futures and forwards	$2,700,000	28.3%	$2,700,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	65,688

Total unrealized appreciation on forward contracts		0.7	65,688

Unrealized depreciation on forward contracts
Currency		(0.5)	(44,159)

Total unrealized depreciation on forward contracts		(0.5)	(44,159)

Total forward contracts, at fair value		0.2%	21,529

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3%	$31,583
Energy		(0.4)	(41,586)
Financial
2 Year U.S. Treasury Note		0.0 *	938
Other		0.0 *	2,328

Total Financial		0.0 *	3,266
Food & Fiber		0.1	13,975
Indices		0.0 *	3,476
Metals
63 contracts of CMX Gold expiring February 2012		(8.6)	(821,340)
Other		(0.2)	(14,913)

Total Metals		(8.8)	(836,253)

Total futures contracts purchased		(8.8)	(825,539)

Futures contracts sold
Currency		0.4	41,319
Energy		0.4	42,200
Financial		(0.1)	(5,281)
Food & Fiber		0.1	11,690
Indices		0.3	32,845
Livestock		0.1	9,280
Metals		0.6	56,459

Total futures contracts sold		1.8	188,512

Total futures contracts, at fair value		(7.0)%	$(637,027)

Futures and forward contracts by country composition
Australia		0.1%	$5,388
European Monetary Union		0.3	33,647
Great Britain		0.0 *	2,903
Japan		0.4	51,087
United States		(7.8)	(732,169)
Other		0.2	23,646

Total futures and forward contracts by country		(6.8)%	$(615,498)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment income
Interest income	$602	$1,924	$602	$4,378
Other income	5	—	448	—

Total income	607	1,924	1,050	4,378

Expenses
Brokerage commissions	90,155	77,683	154,149	166,203
Management fee	54,995	79,598	114,611	153,611
Selling commission	28,030	45,293	57,732	85,862
Incentive Fee	—	393,553	—	405,490
Operating expenses	18,332	26,533	38,204	51,201
Loss on MF Global	5,839	—	5,839	—
Other	3,487	2,806	4,951	5,712

Total expenses	200,838	625,466	375,486	868,079

Net investment loss	$(200,231)	$(623,542)	$(374,436)	$(863,701)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$150,687	$709,742	$(240,775)	$2,234,200
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	311,014	(160,440)	823,685	(1,384,488)

Net gain on investments	$461,701	$549,302	$582,910	$849,712

Net increase (decrease) in net assets from operations	$261,470	$(74,240)	$208,474	$(13,989)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series B-1*	$34.79	$(9.82)	$19.24	$(5.24)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series B-1	$28.79	$(14.89)	$7.40	$(15.95)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series B-2**	$36.96	$(3.86)	$39.55	$5.22

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series B-2	$36.94	$(9.48)	$20.88	$(4.72)

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series B-1 for the Three Months Ended June 30, 2012 and June 30, 2011: 4,290.72 and 6,280.74, respectively; and for the Six Months Ended June 30, 2012 and June 30, 2011: 4,378.78 and 6,209.79, respectively.
**	Weighted average number of Units outstanding for Series B-2 for the Three Months Ended June 30, 2012 and June 30, 2011: 3,040.59 and 3,412.06, respectively; for the Six Months Ended June 30, 2012 and June 30, 2011: 3,136.73 and 3,591.53, respectively.

SUPERFUND GOLD, L.P.—SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended
	June 30,
	2012	2011
Increase (decrease) in net assets from operations
Net investment loss	$(374,436)	$(863,701)
Net realized gain (loss) on futures and forward contracts	(240,775)	2,234,200
Net change in unrealized appreciation (depreciation) on futures and forward contracts	823,685	(1,384,488)

Net increase (decrease) in net assets from operations	208,474	(13,989)

Capital share transactions
Issuance of Units	748,170	1,682,941
Redemption of Units	(1,329,981)	(3,858,100)

Net decrease in net assets from capital share transactions	(581,811)	(2,175,159)

Net decrease in net assets	(373,337)	(2,189,148)

Net assets, beginning of period	9,540,293	12,958,534

Net assets, end of period	$9,166,956	$10,769,386

Series B-1 Units, beginning of period	4,524.265	5,784.122
Issuance of Series B-1 Units	188.978	1,105.590
Redemption of Units	(592.883)	(2,074.405)

Series B-1 Units, end of period	4,120.360	4,815.307

Series B-2 Units, beginning of period	3,015.557	3,700.480
Issuance of Series B-2 Units	389.874	163.209
Redemption of Units	(363.648)	(730.538)

Series B-2 Units, end of period	3,041.783	3,133.151

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.—SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$208,474	$(13,989)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(3,699,241)	(9,998,222)
Sales and maturities of U.S. government securities	4,600,000	9,400,000
Amortization of discounts and premiums	(215)	(2,366)
Increase (decrease) in due from brokers	2,891,413	(467,260)
Increase in due to affiliate	—	12,685
Decrease in unrealized appreciation on open forward contracts	54,056	95,954
Increase in unrealized depreciation on open forward contracts	55,932	6,581
(Decrease) increase in futures contracts purchased	(1,161,032)	1,373,432
Increase (decrease) in futures contracts sold	227,359	(91,479)
Decrease in incentive fee	—	(210,237)
Decrease in management fees payable	(22,551)	(2,011)
Decrease in fees payable	(19,924)	(1,174)

Net cash provided by operating activities	3,134,271	101,914

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	191,420	1,326,351
Redemptions, net of change in redemptions payable	(1,426,517)	(2,533,122)

Net cash used in financing activities	(1,235,097)	(1,206,771)

Net increase (decrease) in cash	1,899,174	(1,104,857)

Cash, beginning of period	978,811	1,414,893

Cash, end of period	$2,877,985	$310,036

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. – SERIES A and SUPERFUND GOLD, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2012

1. Nature of operations

Organization and Business

Superfund Gold, L.P., a Delaware limited partnership (the “Fund”), commenced operations on April 1, 2009. The Fund was organized to trade speculatively in the United States (“U.S.”) and international commodity futures and forward markets using a strategy developed by Superfund Capital Management, Inc., the general partner and trading advisor of the Fund (“Superfund Capital Management”). The Fund has issued two series of units of limited partnership interest (the “Units”), each with a subseries, Series A-1/A-2 and Series B-1/B-2 (each, a “Series”). Series A-1/A-2 and Series B-1/B-2 are traded and managed the same way, with the exception of the degree of leverage. Series B implements the Fund’s futures and forward trading program at a leverage level equal to approximately 1.5 times that implemented on behalf of Series A. Over the long term (periods of several years), the targeted average ratio of margin to equity for Series A is approximately 20% and approximately 30% for Series B. The leverage with which each of the Series is traded is the only difference between the Series. Sub-Series within a Series are not managed differently. Rather, Series A-1 Units and Series B-1 Units are subject to selling commissions. Series A-2 Units and Series B-2 Units are not subject to selling commissions but are available exclusively to: (i) investors participating in selling agent asset-based or fixed-fee investment programs or a registered investment adviser’s asset-based fee or fixed-fee advisory program through which an investment adviser recommends a portfolio allocation to the Fund and for which Superfund USA, LLC (“Superfund USA”) serves as selling agent, (ii) investors who purchased the Units through Superfund USA or an affiliated broker and who are commodity pools operated by commodity pool operators registered as such with the Commodity Futures Trading Commission (“CFTC”) and (iii) investors who have paid the maximum selling commission on their Series A-1 or Series B-1 Units (by re-designation of such Units as Series A-2 Units or Series B-2 Units as described herein). The foregoing eligibility requirements and selling commissions are the only differences between the Sub-Series within a Series.

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

Investment Transactions, Investment Income and Expenses

Investment transactions are accounted for on a trade-date basis. Interest income and expenses are recognized on the accrual basis. The Fund uses the amortized cost method for valuing U.S. Treasury Bills due to the short-term nature of such instruments; accordingly, the cost of securities plus accreted discount, or minus amortized premium approximates fair value. Operating expenses of the Fund are allocated to each Series in proportion to the net asset value of the Series at the beginning of each month. Expenses directly attributable to a particular Series are charged directly to that Series.

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

Recently Issued Accounting Pronouncements

ASU 2011-11

In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. New disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Superfund Capital Management is evaluating the impact of ASU 2011-11 on the financial statements and disclosures.

ASU 2011-04

In May 2011, FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. The Fund adopted ASU 2011-04 as of January 1, 2012. The adoption of the provisions of ASU 2011-04 has not had a material impact on the Fund’s financial statement disclosures.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended June 30, 2012, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2012, and December 31, 2011:

Superfund Gold, L.P.

	Balance June 30, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$3,898,822	$—	$3,898,822	$—
Unrealized appreciation on open forward contracts	27,616	—	27,616	—
Futures contracts purchased	899,302	899,302	—	—

Total Assets Measured at Fair Value	$4,825,740	$899,302	$3,926,438	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$223,262	$—	$223,262	$—
Futures contracts sold	69,772	69,772	—	—

Total Liabilities Measured at Fair Value	$293,034	$69,772	$223,262	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$6,400,000	$—	$6,400,000	$—
Unrealized appreciation on open forward contracts	134,988	—	134,988	—
Futures contracts purchased	378,483	378,483	—	—

Total Assets Measured at Fair Value	$6,913,471	$378,483	$6,534,988	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$95,397	$—	$95,397	$—
Futures contracts sold	2,237,362	2,237,362	—	—

Total Liabilities Measured at Fair Value	$2,332,759	$2,237,362	$95,397	$—

Superfund Gold, L.P. – Series A

	Balance June 30, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$2,099,366	$—	$2,099,366	$—
Unrealized appreciation on open forward contracts	15,984	—	15,984	—
Futures contracts purchased	563,809	563,809	—	—

Total Assets Measured at Fair Value	$2,679,159	$563,809	$2,115,350	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$123,171	$—	$123,171	$—
Futures contracts sold	30,925	30,925	—	—

Total Liabilities Measured at Fair Value	$154,096	$30,925	$123,171	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$3,700,000	$—	$3,700,000	$—
Unrealized appreciation on open forward contracts	69,300	—	69,300	—
Futures contracts purchased	189,971	189,971	—	—

Total Assets Measured at Fair Value	$3,959,271	$189,971	$3,769,300	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$51,238	$—	$51,238	$—
Futures contracts sold	1,411,823	1,411,823	—	—

Total Liabilities Measured at Fair Value	$1,463,061	$1,411,823	$51,238	$—

Superfund Gold, L.P. – Series B

	Balance June 30, 2012	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$1,799,456	$—	$1,799,456	$—
Unrealized appreciation on open forward contracts	11,632	—	11,632	—
Futures contracts purchased	335,493	335,493	—	—

Total Assets Measured at Fair Value	$2,146,581	$335,493	$1,811,088	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$100,091	$—	$100,091	$—
Futures contracts sold	38,847	38,847	—	—

Total Liabilities Measured at Fair Value	$138,938	$38,847	$100,091	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$2,700,000	$—	$2,700,000	$—
Unrealized appreciation on open forward contracts	65,688	—	65,688	—
Futures contracts purchased	188,512	188,512	—	—

Total Assets Measured at Fair Value	$2,954,200	$188,512	$2,765,688	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$44,159	$—	$44,159	$—
Futures contracts sold	825,539	825,539	—	—

Total Liabilities Measured at Fair Value	$869,698	$825,539	$44,159	$—

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

The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the Statements of Assets and Liabilities as “unrealized appreciation or depreciation on open forward contracts” and “futures contracts purchased” and “futures contracts sold.” Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s realized and unrealized gain (loss) on investments in the Statements of Operations.

Superfund Capital Management believes futures and forward trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of June 30, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2012	Liability Derivatives at June 30, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$27,616	$—	$27,616

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(223,262)	(223,262)

Futures contracts	Futures contracts purchased	899,302	—	899,302

Futures contracts	Futures contracts sold	—	(69,772)	(69,772)

Totals		$926,918	$(293,034)	$633,884

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$134,988	$—	$134,988

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(95,397)	(95,397)

Futures contracts	Futures contracts purchased	—	(2,237,362)	(2,237,362)

Futures contracts	Futures contracts sold	378,483	—	378,483

Totals		$513,471	$(2,332,759)	$(1,819,288)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$631,711	$(136,923)
Futures contracts	Net realized gain (loss) on futures and forward contracts	(548,777)	1,062,106

Total		$82,934	$925,183

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$721,822	$(235,237)
Futures contracts	Net realized gain (loss) on futures and forward contracts	(1,601,537)	2,688,409

Total		$(879,715)	$2,453,172

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$229,577	$(29,341)
Futures contracts	Net realized gain (loss) on futures and forward contracts	1,090,357	(262,047)

Total		$1,319,934	$(291,388)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$348,591	$(180,445)
Futures contracts	Net realized gain (loss) on futures and forward contracts	3,800,610	(2,385,047)

Total		$4,149,201	$(2,565,492)

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of June 30, 2012:

	As of June 30, 2012
	Long Positions Gross Unrealized						Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$22,448	0.1		$(10,965)	(0.0	)*	$5,168	0.0	*	$(212,297)	(0.8)	$(195,646)
Currency	11,620	0.0	*	(13,250)	(0.1)		—	—		(77,255)	(0.3)	(78,885)
Financial	82,745	0.3		(100,858)	(0.4)		94	0.0	*	(1,070)	(0.0)*	(19,089)
Food & Fiber	4,856	0.0	*	(3,227)	(0.0	)*	389	0.0	*	(18,073)	(0.1)	(16,055)
Indices	100,585	0.4		(1,191)	(0.0	)*	—	—		(113,623)	(0.4)	(14,229)
Metals	791,988	3.1		(8,317)	(0.0	)*	223,778	0.9		(17,040)	(0.1)	990,409
Livestock	—	—		—	—		—	—		(28,190)	(0.1)	(28,190)
Energy	34,351	0.1		—	—		11,229	0.0	*	(50,011)	(0.2)	(4,431)

Totals	$1,048,593	4.1		$(137,808)	(0.5)		$240,658	0.9		$(517,559)	(2.0)	$633,884

*	Due to rounding

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$5,543	0.0	*	$(44,476)	(0.2)	$129,445	0.5	$(50,921)	(0.2)	$39,591
Currency	68,883	0.3		(400)	(0.0)*	91,363	0.4	(6,081)	(0.0)*	153,765
Financial	33,539	0.1		(27,659)	(0.1)	—	—	(11,937)	(0.0)*	(6,057)
Food & Fiber	32,513	0.1		(1,800)	(0.0)*	85,412	0.3	(62,115)	(0.2)	54,010
Indices	10,041	0.0	*	(1,848)	(0.0)*	77,622	0.3	(18,751)	(0.1)	67,064
Metals	1,110	0.0	*	(2,265,102)	(8.9)	163,647	0.6	(44,307)	(0.2)	(2,144,652)
Livestock	—	—		—	—	19,430	0.1	(480)	(0.0)*	18,950
Energy	—	—		(86,639)	(0.3)	84,680	0.3	—	—	(1,959)

Totals	$151,629	0.5		$(2,427,924)	(9.5)	$651,599	2.5	$(194,592)	(0.7)	$(1,819,288)

*	Due to rounding

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	100	110	$936,111	$890,728

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	799	898
Financial	3,193	501
Food & Fiber	89	353
Indices	346	1,511
Metals	667	440
Livestock	—	77
Energy	246	511

Totals	5,440	5,401

*	Based on quarterly holdings

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	62	80	$715,089	$426,029

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,188	79
Financial	2,052	323
Food & Fiber	132	53
Indices	957	365
Metals	444	161
Livestock	25	26
Energy	151	299

Totals	5,011	1,386

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$631,711	$(136,923)	$494,788
Currency	140,536	(107,630)	32,906
Financial	1,005,626	(72,030)	933,596
Food & Fiber	(533,667)	116,128	(417,539)
Indices	161,466	(141,989)	19,477
Metals	(2,169,001)	1,382,704	(786,297)
Livestock	222,800	(232,990)	(10,190)
Energy	623,463	117,913	741,376

Total net trading gains	$82,934	$925,183	$1,008,117

	For the Six Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$721,823	$(235,237)	$486,586
Currency	(842,134)	(232,650)	(1,074,784)
Financial	464,555	(13,032)	451,523
Food & Fiber	(874,717)	(70,065)	(944,782)
Indices	(40,448)	(81,293)	(121,741)
Metals	(2,569,292)	3,135,061	565,769
Livestock	207,105	(47,140)	159,965
Energy	2,053,393	(2,472)	2,050,921

Total net trading gains (losses)	$(879,715)	$2,453,172	$1,573,457

	For the Three Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$229,577	$(29,341)	$200,236
Currency	471,777	(141,157)	330,620
Financial	871,619	274,793	1,146,412
Food & Fiber	(320,831)	63,485	(257,346)
Indices	(748,401)	217,480	(530,921)
Metals	1,289,996	(231,217)	1,058,779
Livestock	(83,630)	(79,600)	(163,230)
Energy	(390,173)	(365,831)	(756,004)

Total net trading gains (losses)	$1,319,934	$(291,388)	$1,028,546

	For the Six Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$348,591	$(180,445)	$168,146
Currency	461,038	(407,523)	53,515
Financial	413,774	99,767	513,541
Food & Fiber	(238,684)	(125,965)	(364,649)
Indices	(925,983)	75,647	(850,336)
Metals	2,914,332	(1,674,240)	1,240,092
Livestock	63,510	(95,840)	(32,330)
Energy	1,112,623	(256,893)	855,730

Total net trading gains (losses)	$4,149,201	$(2,565,492)	$1,583,709

Superfund Gold, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of June 30, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2012	Liability Derivatives at June 30, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$15,984	$—	$15,984

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(123,171)	(123,171)

Futures contracts	Futures contracts purchased	563,809	—	563,809

Futures contracts	Futures contracts sold	—	(30,925)	(30,925)

Totals		$579,793	$(154,096)	$425,697

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$69,300	$—	$69,300

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(51,238)	(51,238)

Futures contracts	Futures contracts purchased	—	(1,411,823)	(1,411,823)

Futures contracts	Futures contracts sold	189,971	—	189,971

Totals		$259,271	$(1,463,061)	$(1,203,790)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$342,467	$(75,077)

Futures contracts	Net realized gain (loss) on futures and forward contracts	(410,220)	689,246

Total		$(67,753)	$614,169

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$377,187	$(125,249)

Futures contracts	Net realized gain (loss) on futures and forward contracts	(1,016,127)	1,754,736

Total		$(638,940)	$1,629,487

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$103,062	$(12,890)

Futures contracts	Net realized gain (loss) on futures and forward contracts	507,130	(118,058)

Total		$610,192	$(130,948)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$159,252	$(77,911)

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,755,749	(1,103,093)

Total		$1,915,001	$(1,181,004)

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of June 30, 2012:

	As of June 30, 2012
	Long Positions Gross Unrealized						Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets		Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$13,306	0.1		$(5,922)	(0.0	)*	$2,678	0.0	*	$(117,249)	(0.7)	$(107,187)
Currency	5,838	0.0	*	(6,982)	(0.0	)*	—	—		(42,170)	(0.3)	(43,314)
Financial	45,862	0.3		(54,263)	(0.4)		—	—		(609)	(0.0)*	(9,010)
Food & Fiber	2,593	0.0	*	(1,871)	(0.0	)*	389	0.0	*	(9,037)	(0.1)	(7,926)
Indices	54,552	0.3		(727)	(0.0	)*	—	—		(56,223)	(0.3)	(2,398)
Metals	506,331	3.1		(4,159)	(0.0	)*	120,288	0.8		(11,130)	(0.1)	611,330
Livestock	—	—		—	—		—	—		(15,030)	(0.1)	(15,030)
Energy	16,635	0.1		—	—		5,561	0.0	*	(22,964)	(0.1)	(768)

Totals	$645,117	3.9		$(73,924)	(0.4)		$128,916	0.8		$(274,412)	(1.7)	$425,697

*	Due to rounding

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$2,774	0.0	*	$(23,321)	(0.1)	$66,526	0.4	$(27,917)	(0.2)	$18,062
Currency	37,100	0.2		(200)	(0.0)*	47,744	0.3	(3,781)	(0.0)*	80,863
Financial	17,166	0.1		(14,552)	(0.1)	—	—	(6,656)	(0.0)*	(4,042)
Food & Fiber	17,413	0.1		(675)	(0.0)*	44,589	0.3	(32,982)	(0.2)	28,345
Indices	5,624	0.1		(907)	(0.0)*	38,232	0.2	(12,206)	(0.1)	30,743
Metals	1,110	0.0	*	(1,428,849)	(9.0)	88,207	0.6	(25,326)	(0.2)	(1,364,858)
Livestock	—	—		—	—	9,670	0.1	—	—	9,670
Energy	—	—		(45,053)	(0.3)	42,480	0.3	—	—	(2,573)

Totals	$81,187	0.5		$(1,513,557)	(9.5)	$337,448	2.2	$(108,868)	(0.7)	$(1,203,790)

*	Due to rounding

Series A average* monthly contract volume by market sector as of quarter ended June 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	51	57	$512,532	$487,638

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	429	1,009
Financial	1,713	267
Food & Fiber	47	190
Indices	185	816
Metals	367	238
Livestock	—	41
Energy	130	274

Totals	2,922	2,892

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended June 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	29	40	$309,218	$185,307

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	528	31
Financial	889	143
Food & Fiber	58	24
Indices	408	157
Metals	204	70
Livestock	11	11
Energy	64	130

Totals	2,191	606

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$342,467	$(75,077)	$267,390
Currency	97,770	(57,131)	40,639
Financial	561,137	(36,337)	524,800
Food & Fiber	(286,206)	64,000	(222,206)
Indices	132,631	(69,372)	63,259
Metals	(1,367,374)	841,762	(525,612)
Livestock	117,070	(124,090)	(7,020)
Energy	334,752	70,414	405,166

Total net trading gains (losses)	$(67,753)	$614,169	$546,416

	For the Six Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$377,187	$(125,249)	$251,938
Currency	(417,100)	(124,177)	(541,277)
Financial	272,797	(4,968)	267,829
Food & Fiber	(467,893)	(36,271)	(504,164)
Indices	27,357	(33,141)	(5,784)
Metals	(1,643,035)	1,976,188	333,153
Livestock	107,017	(24,700)	82,317
Energy	1,104,730	1,805	1,106,535

Total net trading gains (losses)_	$(638,940)	$1,629,487	$990,547

	For the Three Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$103,062	$(12,890)	$90,172
Currency	180,708	(60,596)	120,112
Financial	395,073	122,901	517,974
Food & Fiber	(141,854)	27,022	(114,832)
Indices	(352,522)	109,383	(243,139)
Metals	634,850	(117,814)	517,036
Livestock	(34,690)	(37,260)	(71,950)
Energy	(174,435)	(161,694)	(336,129)

Total net trading gains (losses)	$610,192	$(130,948)	$479,244

	For the Six Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$159,252	$(77,911)	$81,341
Currency	176,419	(173,723)	2,696
Financial	232,107	49,441	281,548
Food & Fiber	(109,067)	(51,723)	(160,790)
Indices	(483,821)	52,248	(431,573)
Metals	1,473,655	(822,337)	651,318
Livestock	29,560	(42,590)	(13,030)
Energy	436,896	(114,409)	322,487

Total net trading gains (losses)	$1,915,001	$(1,181,004)	$733,997

Superfund Gold, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of June 30, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2012	Liability Derivatives at June 30, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$11,632	$—	$11,632

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(100,091)	(100,091)

Futures contracts	Futures contracts purchased	335,493	—	335,493

Futures contracts	Futures contracts purchased & futures contacts sold	—	(38,847)	(38,847)

Totals		$347,125	$(138,938)	$208,187

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$65,688	$—	$65,688

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(44,159)	(44,159)

Futures contracts	Futures contracts purchased	—	(825,539)	(825,539)

Futures contracts	Futures contracts sold	188,512	—	188,512

Totals		$254,200	$(869,698)	$(615,498)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$289,244	$(61,846)

Futures contracts	Net realized gain (loss) on futures and forward contracts	(138,557)	372,860

Total		$150,687	$311,014

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$344,635	$(109,988)

Futures contracts	Net realized gain (loss) on futures and forward contracts	(585,410)	933,673

Total		$(240,775)	$823,685

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended June 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	$126,515	$(16,451)

Futures contracts	Net realized gain (loss) on futures and forward contracts	583,227	(143,989)

Total		$709,742	$(160,440)

Effects of Derivative Instruments on the Statement of Operations for the Six Months Ended June 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign Exchange contracts	Net realized gain (loss) on futures and forward contracts	$189,339	$(102,534)

Futures contracts	Net realized gain (loss) on futures and forward contracts	2,044,861	(1,281,954)

Total		$2,234,200	$(1,384,488)

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of June 30, 2012:

	As of June 30, 2012
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$9,142	0.1		$(5,043)	(0.1)	$2,490	0.0	*	$(95,048)	(1.0)	$(88,459)
Currency	5,782	0.1		(6,268)	(0.1)	—	—		(35,085)	(0.4)	(35,571)
Financial	36,883	0.4		(46,595)	(0.5)	94	0.0	*	(461)	(0.0)*	(10,079)
Food & Fiber	2,263	0.0	*	(1,356)	(0.0)*	—	—		(9,036)	(0.1)	(8,129)
Indices	46,033	0.5		(464)	(0.0)*	—	—		(57,400)	(0.6)	(11,831)
Metals	285,657	3.1		(4,158)	(0.0)*	103,490	1.1		(5,910)	(0.0)*	379,079
Livestock	—	—		—	—	—	—		(13,160)	(0.1)	(13,160)
Energy	17,716	0.2		—	—	5,668	0.1		(27,047)	(0.3)	(3,663)

Totals	$403,476	4.4		$(63,884)	(0.7)	$111,742	1.2		$(243,147)	(2.5)	$208,187

*	Due to rounding

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$2,769	0.0	*	$(21,155)	(0.3)	$62,919	0.7	$(23,004)	(0.2)	$21,529
Currency	31,783	0.3		(200)	(0.0)*	43,619	0.4	(2,300)	(0.0)*	72,902
Financial	16,373	0.1		(13,107)	(0.1)	—	—	(5,281)	(0.1)	(2,015)
Food & Fiber	15,100	0.1		(1,125)	(0.0)*	40,823	0.4	(29,133)	(0.3)	25,665
Indices	4,417	0.0	*	(941)	(0.0)*	39,390	0.4	(6,545)	(0.1)	36,321
Metals	—	—		(836,253)	(8.8)	75,440	0.8	(18,981)	(0.2)	(779,794)
Livestock	—	—		—	—	9,760	0.1	(480)	(0.0)*	9,280
Energy	—	—		(41,586)	(0.4)	42,200	0.4	—	—	614

Totals	$70,442	0.5		$(914,367)	(9.6)	$314,151	3.2	$(85,724)	(0.9)	$615,498

*	Due to rounding

Series B average* monthly contract volume by market sector for quarter ended June 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	49	53	$423,579	$403,090

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	370	889
Financial	1,480	234
Food & Fiber	42	163
Indices	161	695
Metals	300	202
Livestock	—	36
Energy	116	237

Totals	2,518	2,509

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector for quarter ended June 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	33	40	$405,871	$240,722

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	660	48
Financial	1,163	180
Food & Fiber	74	29
Indices	549	208
Metals	240	91
Livestock	14	15
Energy	87	169

Totals	2,820	780

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$289,244	$(61,846)	$227,398
Currency	42,766	(50,499)	(7,733)
Financial	444,489	(35,693)	408,796
Food & Fiber	(247,461)	52,128	(195,333)
Indices	28,835	(72,617)	(43,782)
Metals	(801,627)	540,942	(260,685)
Livestock	105,730	(108,900)	(3,170)
Energy	288,711	47,499	336,210

Total net trading gains	$150,687	$311,014	$461,701

	For the Six Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$344,636	$(109,988)	$234,648
Currency	(425,034)	(108,473)	(533,507)
Financial	191,758	(8,064)	183,694
Food & Fiber	(406,824)	(33,794)	(440,618)
Indices	(67,805)	(48,152)	(115,957)
Metals	(926,257)	1,158,873	232,616
Livestock	100,088	(22,440)	77,648
Energy	948,663	(4,277)	944,386

Total net trading gains (losses)	$(240,775)	$823,685	$582,910

	For the Three Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$126,515	$(16,451)	$110,064
Currency	291,069	(80,561)	210,508
Financial	476,546	151,892	628,438
Food & Fiber	(178,977)	36,463	(142,514)
Indices	(395,879)	108,097	(287,782)
Metals	655,146	(113,403)	541,743
Livestock	(48,940)	(42,340)	(91,280)
Energy	(215,738)	(204,137)	(419,875)

Total net trading gains (losses)	$709,742	$(160,440)	$549,302

	For the Six Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$189,339	$(102,534)	$86,805
Currency	284,619	(233,800)	50,819
Financial	181,667	50,326	231,993
Food & Fiber	(129,617)	(74,242)	(203,859)
Indices	(442,162)	23,399	(418,763)
Metals	1,440,677	(851,903)	588,774
Livestock	33,950	(53,250)	(19,300)
Energy	675,727	(142,484)	533,243

Total net trading gains (losses)	$2,234,200	$(1,384,488)	$849,712

5. Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of June 30, 2012 and December 31, 2011, there were no amounts due to brokers.

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

Since the Fund’s initial reserve was taken, an active market has developed for MF Global claims similar to the Fund’s. As a result, Superfund Capital Management recently received bids from third parties for the purchase of the Fund’s MF Global claims. Following this process, Superfund Capital Management determined it was in the best interests of the Fund to sell its MF Global claims, and the Fund closed on the sale in the amount of $312,885 for Series A and $335,057 for Series B on June 11, 2012. Although the sale did not close until June 11, 2012, Superfund Capital Management recognized the change in reserve prior to closing the Fund’s books effective May 31, 2012. Because the sale price was slightly less than the carrying amount of the Fund’s assets on deposit at MF Global as reduced by the reserve taken as of October 31, 2011, each Series recognized an additional reduction in value as of May 31, 2012 due to the sale. Such change in reserve is presented as “Loss on MF Global” on the Statements of Operations. The net asset value of the Series A-1 Units was reduced by approximately 0.05% (or approximately $0.86 per Unit); the net asset value of the Series A-2 Units was reduced by approximately 0.05% (or approximately $0.94 per Unit); the net asset value of the Series B-1 Units was reduced by approximately 0.07% (or approximately $1.06 per Unit); and the net asset value of the Series B-2 Units was reduced by approximately 0.07% (or approximately $1.12 per Unit). Following this sale, the Fund no longer has any exposure to MF Global.

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

7. Related party transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), when considered together, not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income or any changes in net asset due to changes in value of the Fund’s dollar for dollar gold position. Trading losses will be carried forward and no further performance/incentive fee may be paid until prior losses have been recovered. In addition, Superfund Asset Management, LLC, an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, an entity related to Superfund Capital Management by common beneficial ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commission” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds of such Unit.

As of June 30, 2012, Superfund Capital Management owned 514.918 Units of Series A-1, representing 6.03% of the total issued Units of Series A-1, and 434.258 Units of Series B-1, representing 10.54% of the total issued Units of Series B-1, having a combined value of 1,330,956. Gains allocated to Units of Series A-1 and Series B-1 owned by Superfund Capital Management were $22,775 for the quarter ended June 30, 2012. Superfund Capital Management did not make any contributions to or withdrawals from any Series during this period.

8. Financial highlights

Financial highlights for the period January 1 through June 30, 2012 are as follows:

	2012
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees and MF Global reserve	2.4%	3.4%	0.7%	1.7%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.0%	0.0%	(0.1)%	(0.1)%

Total return after incentive fees	2.4%	3.4%	0.6%	1.6%

Ratios to average partners’ capital
Operating expenses before incentive fees	3.6%	2.6%	4.1%	3.1%
Incentive fees	0.0%	0.0	0.0%	0.0%
MF Global reserve	0.0%	0.0%	0.1%	0.1%

Total expenses	3.7%	2.6%	4.2%	3.2%

Net investment loss	(3.6)%	(2.6)%	(4.1)%	(3.1)%

Net asset value per unit, beginning of period	$1,496.15	$1,625.63	$1,241.61	$1,300.90
Net investment loss	(57.57)	(45.08)	(54.42)	(43.40)
Net gain on investments	92.84	100.10	61.82	64.28

Net asset value per unit, end of period	$1,531.42	$1,680.65	$1,249.01	$1,321.78

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)	$33.58	$57.79	$19.23	$39.55

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$35.27	$55.02	$7.40	$20.88

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Financial highlights for the period January 1 through June 30, 2011 are as follows:

	2011
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	1.4%	2.6%	2.7%	3.1%
Incentive fees	1.6%	1.8%	3.9%	3.4%

Total return after incentive fees	(0.2)%	0.8%	(1.2)%	(0.3)%

Ratios to average partners’ capital
Operating expenses before incentive fees	6.9%	4.8%	7.9%	5.6%
Incentive fees	1.6%	1.8%	3.1%	3.0%

Total expenses	8.4%	6.6%	10.9%	8.6%

Net investment loss	(6.8)%	(4.8)%	(7.8)%	(5.5)%

Net asset value per unit, beginning of period	$1,566.65	$1,671.00	$1,351.22	$1,389.80
Net investment loss	(77.96)	(69.44)	(94.70)	(80.97)
Net gain on investments	75.58	81.12	78.75	76.25

Net asset value per unit, end of period	$1,564.27	$1,682.68	$1,335.27	$1,385.08

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(3.23)	$17.04	$(5.39)	$5.24

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$(2.38)	$11.68	$(15.95)	$(4.72)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Financial highlights for the period April 1 through June 30, 2012 are as follows:

	2012
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees and MF Global reserve	1.4%	1.9%	2.4%	2.9%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.0%	0.0%	(0.1)%	(0.1)%

Total return after incentive fees	1.4%	1.9%	2.3%	2.8%

Ratios to average partners’ capital
Operating expenses before incentive fees	1.9%	1.4%	2.3%	1.7%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.0%	0.0%	0.1%	0.1%

Total expenses	2.0%	1.4%	2.4%	1.8%

Net investment loss	(1.9)%	(1.4)%	(2.3)%	(1.7)%

Net asset value per unit, beginning of period	$1,511.48	$1,650.46	$1,220.22	$1,284.84
Net investment loss	(30.31)	(24.31)	(29.58)	(24.11)
Net gain on investments	50.25	54.50	58.37	61.05

Net asset value per unit, end of period	$1,531.42	$1,680.65	$1,249.01	$1,321.78

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)	$20.03	$31.58	$34.79	$36.96

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$19.94	$30.19	$28.79	$36.94

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Financial highlights for the period April 1 through June 30, 2011 are as follows:

	2011
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	1.9%	2.6%	2.7%	2.6%
Incentive fees	1.5%	1.7%	3.8%	3.3%

Total return after incentive fees	0.4%	0.9%	(1.1)%	(0.7)%

Ratios to average partners’ capital
Operating expenses before incentive fees	6.8%	4.6%	7.7%	5.4%
Incentive fees	1.5%	1.7%	2.9%	2.9%

Total expenses	8.3%	6.3%	10.7%	8.3%

Net investment loss	(6.7)%	(4.6)%	(7.7)%	(5.4)%

Net asset value per unit, beginning of period	$1,558.48	$1,669.77	$1,350.16	$1,394.56
Net investment loss	(52.11)	(49.51)	(68.59)	(62.14)
Net gain on investments	57.90	62.42	53.70	52.66

Net asset value per unit, end of period	$1,564.27	$1,682.68	$1,335.27	$1,385.08

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(4.39)	$14.85	$(10.39)	$(3.90)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$5.79	$12.91	$(14.89)	$(9.48)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $1,261,635 and $432,105, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $27,616 and $223,262, respectively, at June 30, 2012.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $758,049 and $225,165, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $15,984 and $123,171, respectively, at June 30, 2012.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $503,586 and $206,940, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $11,632 and $100,091, respectively, at June 30, 2012.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc. and Barclays Capital Inc. Prior to its insolvency, the Fund used MF Global, Inc. as one of its futures commission merchants. See Note 5 for additional discussion of MF Global.

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

The majority of these instruments mature within one year of June 30, 2012. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

Limited Partners may request any or all of their investment in such Series be redeemed by such Series at the net asset value of a Unit within such Series as of the end of the month, subject to a minimum redemption of $1,000. A request for less than a full redemption that would reduce a Limited Partner’s remaining investment to less than $10,000 will be treated as a request for full redemption. Limited Partners must transmit a written request of such redemption to Superfund Capital Management not less than five business days prior to the end of the month (or such shorter period as permitted by Superfund Capital Management) as of which the redemption is to be effective. Redemptions will generally be paid within 20 days after the effective date of the redemption. However, in special circumstances, including, but not limited to, inability to liquidate dealers’ positions as of a redemption date or default or delay in payments due to each Series from clearing brokers, banks or other persons or entities, each Series may in turn delay payment to persons requesting redemption of the proportionate part of the net assets of each Series represented by the sums that are the subject of such default or delay, and Limited Partners will be paid their pro rata portion of the redemption amount not subject to defaults or delays.

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

INTRODUCTION

The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2012, subscriptions totaling $739,088 in the Fund have been accepted and redemptions over the same period totaled $984,228. For the quarter ended June 30, 2012, subscriptions totaling $594,918 in Series A-1, $0 in Series A-2, $137,170 in Series B-1, and $7,000 in Series B-2 have been accepted and redemptions over the same period totaled $549,340 in Series A-1, $35,134 in Series A-2, $395,785 in Series B-1 and $3,969 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward markets using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012

Series A:

Net results for the quarter ended June 30, 2012, were a gain of 1.2% in net asset value for Series A-1 and a gain of 1.8% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $236,598. This increase consisted of total income of $592, trading gains of $546,416, and total expenses of $310,410. Expenses included $95,954 in management fees, $31,984 in operating expenses, $67,964 in selling commissions, $104,683 in brokerage commissions, $6,925 attributable to the MF Global reserve and $2,900 in other expenses. At June 30, 2012, the net asset value per Unit of Series A-1 was $1,531.42, and the net asset value per Unit of Series A-2 was $1,680.65.

Series B:

Net results for the quarter ended June 30, 2012, were a gain of 2.1% in net asset value for Series B-1 and a gain of 2.9% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $261,470. This increase consisted of total income of $607, trading gains of $461,701, and total expenses of $200,838. Expenses included $54,995 in management fees, $18,332 in operating expenses, $28,030 in selling commissions, $90,155 in brokerage commissions, $5,839 attributable to the MF Global reserve and $3,487 in other expenses. At June 30, 2012, the net asset value per Unit of Series B-1 was $1,249.01, and the net asset value per Unit of Series B-2 was $1,321.78.

Fund results for 2nd Quarter 2012:

In June, the Fund’s trading strategies yielded disappointing results as market sensitivity to European debt crisis news led to choppy market conditions. Investor focus remained on troubled European economies, with eyes turned to faltering Spain. Moody’s downgrade of Spanish sovereign debt was followed by rating reductions for numerous Spanish lenders. Depressed European indices reacted positively to European Union (“EU”) summit agreements to reduce funding costs for Spain and Italy. U.S. stocks rallied in anticipation of a third round of quantitative easing (“QE3”) but were disappointed as the U.S. Federal Reserve (the “Fed”) offered only an extension of the Operation Twist program. Commodity demand remains weak as supplies build in base metals and energies. U.S. crude inventories are at their highest since 1990 as growth in consumption is met with greater gains in production. The Fund’s short-term trading strategies also underperformed. The Fund’s allocation to equities underperformed in June due to volatile and directionless trading as European economic conditions weighed on global markets. Uncertainty over Greek elections eased as pro-EU moderates prevailed while business confidence in Germany hit a two-year low. European equities rose at the end of the month, as EU summit leaders eased repayment terms for Spanish banks. In the U.S., the Dow Jones Industrial Average (the “Dow”) rose 3.4% but gains were tempered by poor unemployment and weak consumer confidence. China reacted to slowing growth by cutting its key interest rate. The Australian SPI fell 0.4% despite surprise gains in gross domestic product (“GDP”) and employment, while the Japanese Nikkei climbed 5.6% on expectations for further stimulus. The Fund’s bond portfolio experienced losses in June as the recent rally stagnated due to a lack of substantial central bank stimulus. Investors hoping for new asset purchases from the Fed were disappointed as they chose only to expand their Operation Twist program by $267 billion. Europe’s bond rally also retreated as area-wide interest rates climbed in response to the increasingly insolvent Spanish banking sector. While bond rallies in the U.S. and Europe cooled, Japanese 10-year bond futures continued higher with yields reaching 0.79%, the lowest since 2003. The Fund’s allocation to currencies produced negative results in June as the U.S. dollar declined versus major currencies. The euro (+2.4% against the U.S. dollar) finished in positive territory while remaining under pressure due to the unresolved debt crisis. Spanish bank insolvency and unsustainable sovereign debt had sent the euro to 23-month low before regaining ground. The Swiss franc (+2.5%) gained against the dollar while holding steady against the euro. The British pound (+1.7%) rose versus the dollar after May’s sharp decline while also gaining favor versus the euro. The Fund’s grain allocations generated moderate losses in June as hot and dry conditions in the U.S. threatened to damage the largest projected corn crop since 1937. December corn surged 21.6% as the market digested rapidly deteriorating crop conditions. Soybeans (+12.4%) trailed corn higher, tempered by hopes that the later developing crop still has time to recover. The Fund’s positions in the metals sector generated moderately negative results in June as gains in short base metal positions were offset by losses in range-bound COMEX gold (-0.4%). Demand for base metals has suffered as Chinese growth has slowed and the broader world economy has failed to show significant signs of recovery. After spending nearly the entire month in negative territory, however, base metals took part in a global rally spurred by European leaders’ agreement on short-term measures to assist Spanish banks. The Fund’s allocation to the energy sector produced gains in June as weak demand and ample supplies pushed prices lower. Global economic weakness continues to be the key driver of prices near-term as slowing global growth has hurt overall energy demand. Crude oil touched an eight-month low of $77.28/bbl with supplies reaching 22-year highs. Gasoline (-3.5%) fell as

U.S. supplies rose more than expected and demand remains soft. Heating oil (-0.4%) also suffered from a rise in inventories and warm temperatures. The Fund’s perpetual long gold position posted disappointing results in June as conflicting market influences produced trendless trading. The supportive effects of central bank reserve purchases, a weaker dollar and lackluster U.S. economic data were counteracted by the lack of new stimulus from the Fed and reduced demand out of India, the world’s top consumer.

In May, the Fund’s trading strategies produced strong results as uncertainty and eroding optimism dominated market sentiment, sending investors on a broad-based flight to safety. Falling business confidence in Germany, rising euro-zone unemployment, and a shrinking manufacturing sector led to dramatic risk reduction across all sectors. The euro decreased to a nearly two-year low as investors sought the safety of the U.S. dollar, pressuring commodities. The S&P GSCI index of 24 commodities plunged 13%, its worst month since the recession of 2008. Demand for capital preservation drove yields of safe-haven debt instruments to all-time lows. The Fund’s short-term models enhanced monthly gains with profitable positions in CME Australian dollar, COMEX gold and CBT U.S. T-Bonds. The Fund’s equity positions excelled in May as markets fell sharply on weakening economic conditions. European economies continued to soften with negative quarterly GDP and falling indices in the United Kingdom (“U.K.”) (-7.5%), Italy (-10.4%), Spain (-11.8%), and Greece (-30.6%). Even though Germany managed to show slight positive GDP growth of .5%, Dax futures fell 7.9%. The possibility of a Greek departure from the euro-zone increased as economic and political pressures mount. In the U.S., the Dow slipped 5.3% as factory orders fell 1.5% and leading indicators slipped 0.1%, leaving only modest growth expectations for the near-term. The U.S. added 115,000 jobs in April, the fewest since October, 2011. Shares across Asia were decidedly weak with the Hang Seng (-11.5%), Nikkei (-10.2%), and MSCI Taiwan (-3.5%) sinking on weakening export demand. The Fund’s bond exposure returned substantial profits in May as the risk-off trade prevailed in response to the unresolved debt crisis in Europe. Elevated fears that Greece may leave the euro-zone and an increasingly troubled Spanish banking sector combined to lift borrowing costs for at-risk sovereigns. Fear-driven investment poured into safe-haven assets in Germany, the U.S., and Australia. German 10-year bund futures (+3.5%) rose to all-time highs. In the U.S., strong demand for safety pushed the benchmark 10-year note to a record low of 1.5309% with 30-year yields approaching their 2008 bottom. The Fund’s allocations to currencies yielded strong results in May as the U.S. dollar advanced sharply in a general flight to safety. Heightened European instability and slowing global growth hurt equity markets while driving the Dollar Index to a 5.4% gain and a 21-month high. The euro slid 6.6% against the U.S. dollar as regional unemployment hit 10.9%, a 15-year high. U.K. retail sales dropped the most over two years, pushing the British pound 5.0% lower versus the U.S. dollar. The Australian dollar fell 6.2% as the Reserve Bank of Australia (“RBA”) unexpectedly cut its key lending rate 50 basis points to 3.75%. Only the Japanese yen (+1.8%) managed to rise against the U.S. dollar in relatively quiet trade. The Fund’s positions in the metals sector generated significant gains in May. Precious and industrial metals fell as a risk-off mentality began to permeate futures markets once again on renewed fears of a global economic recession. Euro-zone service and manufacturing sector data showed contraction for the ninth consecutive month, adding to concerns about the health of the global economy. Manufacturing data in China continued to reveal slowing growth, pushing down industrial metal. London Metal Exchange (“LME”) and COMEX copper fell for four consecutive weeks while LME aluminum slumped 5.9%. All base metals, with the exception of zinc, established new lows for 2012 in May, as did COMEX gold (-6.1%) and silver (-10.3%). The Fund’s allocation to the energy sector produced robust gains, benefitting from the sharp decline in the petroleum complex as ample supply and slack demand pressured prices. After several months of consolidation in crude, technical breaks below support levels led to a significant decline in both NYMEX and Brent futures, dropping 17.5% and 14.7% respectively. In natural gas, the well-established down-trend was finally broken as multi-year lows spurred buying interest. Mild spring weather and warm near-term forecasts helped support prices on increased cooling needs. The Fund’s perpetual long gold position underperformed in May, as gold experienced its worst month in 11 years. Investors concerned over the European debt crisis favored the perceived safety of the U.S. dollar over alternative assets such as precious metals.

In April, the Fund’s trading strategies produced mixed results as markets digested signs of moderating growth and concerns over European sovereign debt. Minutes from a meeting of the Fed revealed the U.S. central bank will refrain from additional stimulus unless the economy wavers, sparking concern over growth and demand for raw materials. Upticks in weekly jobless claims and weak sales of previously-owned homes added to bearish sentiment. Chinese GDP grew 8.1%, the slowest pace in nearly three years as the country seeks to rebalance its economy away from exports and towards domestic consumption. Tenuous optimism in Europe gave way to increasing instability as austerity measures and European Central Bank (“ECB”) efforts to spur growth have yet to solve the regions debt woes, punctuated by S&P’s downgrade of Spanish debt. Investment flowed into safe-haven debt instruments of the U.S., Germany, and Australia in response to the weakness. The Fund’s bond exposure produced robust returns in April as investment poured into safe-haven assets on renewed euro-zone weakness and concerns over slowing growth. Spain’s soaring unemployment (24.4%), contracting GDP (-0.3%), and alarming spike in non-performing loans led to poor debt auctions as their 10-year yield climbed back above 6%. Resurging peripheral debt woes sent investors flocking to the security of German Bunds (+1.9%). British Long Gilts also benefited from safe-haven inflows but performance was muted due to negative GDP growth in the U.K. Despite mixed economic signals and signs of stagnation, the U.S. maintained its favored position relative to struggling European economies, driving demand for U.S. debt. Australian debt yields fell to record lows as easing inflation data is widely expected to prompt a rate cut from the Reserve Bank of Australia (the “RBA”) at its next meeting. The Fund’s allocation to foreign exchange markets underperformed in April as markets ended little changed in volatile trade. Concerns over sovereign debt and slowing economic growth left European currencies seeking solid direction. The euro (-0.7%) fell modestly as economic indicators softened and Spain’s debt was downgraded. The Swiss franc (-0.5%) fell against the U.S. dollar after reversing early month gains. The British pound (+1.5%) gained against the U.S. dollar and the euro (+2.2%) on expectations the Bank of England will not pursue further stimulus. The Australian dollar (+1.0%) continued its position as a favored currency with the RBA keeping rates unchanged as their economy sustains growth. The Canadian dollar (1.1%) also appreciated as unemployment there fell to 7.2%. The Japanese yen (+3.8%) regained ground from its recent decline as the Bank of Japan remains focused on easing in an effort to strengthen growth prospects. The Mexican peso (-1.5%) fell back on worries global growth concerns will dampen exports. The Fund’s positions in the metals sector generated moderate losses in April due to sharp reversals in the LME and COMEX copper markets. Poor U.S. monthly payroll and industrial production figures, slowing Chinese growth and heightened euro-zone debt concerns drove copper 6.6% lower to 3-month lows before being turned markedly higher on falling inventories. LME copper stockpiles dropped to 241,550 tons, the lowest level since November of 2008 and down 30% since January as miners struggle to keep pace with consumption. COMEX copper posted five consecutive gains at month’s end, its longest rally since August, to close nearly unchanged. Short positions in COMEX silver (-4.7%) helped to offset losses while COMEX gold (-0.3%) had its smallest monthly change since March of 2010 as traders waited for clarity on global economic conditions. The Fund’s allocation to the energy sector yielded losses in April as encouraging U.S. manufacturing and consumer spending supported energy markets despite reduced geopolitical risk, slowing growth in China, and renewed recession fears in Europe. NYMEX crude posted its least volatile month in 17 years, trading in a 4.8% range, tightly bound by its 100 and 50-day moving averages. Weekly inventories (373 million barrels) reached an 11-month high as Chinese manufacturing contracted for the sixth straight month. Brent crude’s premium over West Texas Intermediate (“WTI”) shrunk to as little as $13.61, the smallest margin since January, as Spain and the U.K. slid back into recession and negotiations with Iran showed promise. The Fund’s perpetual long gold position was relatively flat in April, as gold traded in its tightest range (4.3%) since August of 2009 due to languid investor and physical interest. Gold closed at $1664.20/oz., just below its 200-day moving average and down 7.2% from the 2012 high.

For the second quarter of 2012, the most profitable market group overall was the bonds sector while the greatest losses were attributable to positions in the grains sector.

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

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The U.S. economy sustained momentum, adding another 227,000 jobs for its best six-month streak since May of 2006. Retail sales climbed 1.1%, the most in five months, reflecting consumer confidence despite rising gas prices. In contrast, commodity-driven economies such as Australia felt the effects of reduced base-metal demand, while euro-zone GDP unexpectedly contracted as the region struggled to contain its debt crisis. Crude oil declined as the impact of Iranian tensions receded when compared to slowing global demand and ample supplies. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the Fed reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The ECB continued to hold the line on interest rates, keeping its discount rate at 1%. The euro and British pound finished unchanged versus the U.S. dollar after declines of 2%. The Australian dollar (-4.4%) fell on weak GDP, an unexpected rise in unemployment, as well as softening commodity exports. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. Japanese Government Bonds (“JGB”) came under pressure as the Bank of Japan (“BOJ”) resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. JGB yields rose to 1.056%, the highest since December 2011. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. Markets quickly reversed on China’s shrinking economy and the possible need for further Greek debt restructuring. The FTSE (-2.1%), Amsterdam EOE Index (-1.2%), and Euro Stoxx (-4.5%) all finished lower. The Dow (+1.2%) and the Standard and Poor 500 (the “S&P 500”) (+2.5%) rose to four-year highs. Asian shares were mostly lower, pressured by the slowdown in China. China’s H-Shares (-10.9%) sank on weaker-than-expected housing and auto data with stocks in Singapore (-1.1%), Taiwan (-2.5%) and India (-2.3%) also lower. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions. The Fund’s perpetual long gold position underperformed in March as investors exited the precious metal in exchange for risk. The steady pace of upbeat economic reports in the U.S., including consumer spending and confidence, fed growing optimism over the stability of the world’s largest economy.

In February, the Fund’s trading strategies generated solid returns as geopolitical and economic forces pushed energies and equities decidedly higher. Intensifying tensions with Iran over their nuclear program injected risk premium into oil markets, driving crude prices to multi-month highs. Meanwhile, a wave of hopeful economic data and the long-awaited second Greek bailout lifted stocks. U.S. unemployment fell for a fifth straight month, adding 234,000 jobs while U.S. consumer confidence posted its longest streak of gains since 1997. The Nasdaq Stock Market (the “Nasdaq”) hit 11-year highs and the Dow Jones closed above 13,000 for the first time since 2008. The BOJ revealed plans to inject 10 trillion yen into the Japanese economy in an effort to suppress deflation while the ECB sought to stabilize euro-zone banks and stimulate the economy by issuing €529.5 billion of low interest loans. CBOT corn slid sideways awaiting spring plantings, while soybeans soared on expected crop damage in Brazil. Short-term strategies enhanced overall performance with gains in currencies, stocks, metals, and energies. The Fund’s allocation to the energy sector produced significant returns in February as economic optimism, escalating Iranian tensions, and reduced refinery capacity led to robust returns for long energy positions. Extreme cold in Europe in the midst of heavy refinery maintenance drove IPE gas oil (+6.3%) to a nine-month high. New York heating oil (+6.0%), also used in home heating, was pulled higher on anticipated demand shift to the U.S. Brent crude gained 10.9%, its best month since May of 2009, while NY crude (+8.6%) reached a nine-month high. Despite poor U.S. gasoline demand, RBOB futures extended an impressive rally, gaining 5.4%, aided by permanent, unplanned, and seasonal refinery closures. Promising U.S. employment data and the Greek bailout approval lifted energies universally on hopes of economic growth. The Fund experienced positive results in global equity markets as stocks rose on continued economic improvement. While Europe worked its way towards the second bailout of Greece, equity markets across the continent were higher as fears of an imminent euro-zone collapse subsided. The ECB eased monetary policy significantly in an effort to support markets, stepping away from its traditional mandate of inflation stability. Markets responded with the CAC40 (+4.5%), FTSE (+3.7%) and DAX (+6.0%) all finishing the month higher. Only the Greek index finished lower with a 9.1% loss. Investor optimism drove up markets across Asia with the Nikkei (+10.2%) climbing sharply as the yen fell. Improvements in the outlook for exports also boosted shares in Hong Kong (+6.6%), Korea (+3.5%) and Taiwan (+7.6%). The U.S. markets rose as unemployment fell to 8.3%, jobless claims hit a four-year low, and modest growth was seen in manufacturing and housing. The S&P 500 (+4.3%) is off to its best start in 21 years. The Fund’s allocation to currencies generated moderate losses due to the sharp reversal in the Japanese yen. The U.S. dollar was weaker against most global currencies as the Fed reiterated its highly accommodative stance in spite of improving economic conditions. The BOJ, which has struggled with deflation for more than a decade, announced it would target a 1% annual inflation rate, adding 10 trillion yen to the economy in the process. Traders took the news seriously and sent the yen (-6.2%) to a seven-month low. The euro (+1.9%) strengthened against the U.S. dollar as fears over a Greek debt disaster abated and expectations rose for increased lending activity. The Swiss franc (+1.8%) and British pound (+1.1%) also gained while better-than-expected economic data in Australia drove the AUD/USD rate to a six-month high (1.0795 $/AUD). South American currencies continued to climb with the Mexican peso (+1.4%), Colombian peso (+2.4%), and the Brazilian real (+1.7%) all gaining. The Fund’s bond portfolio produced negative results in February. U.S. bond prices retreated slightly from January highs as positive economic data continued to foster the strongest equity rally in two decades. U.S. unemployment dropped to 8.3%, returning to a level not seen since February 2009. U.S. 10-year notes retreated on the news and ended the month down 0.8%. The ECB implemented phase two of their long term refinancing operation liquidity program on February 27, injecting 530 billion euros of short-term liquidity into the region. The 1% loan offering was taken up by 800 euro-zone banks. The monetary infusion is expected to make its way into longer-term maturities as seen by the resulting rally in Bunds and 10-year Swap Notes. The Fund’s strategies underperformed in the metals sector after bullish trends in precious metals radically corrected as Fed Chairman Bernanke quelled hopes for QE3. Immediately prior to the plunge, gold and silver each hit multi-month highs as investors placed hedges against rising consumer prices and a weakening U.S. dollar. Following Mr. Bernanke’s testimony, gold (-1.7%) and silver (-6.9%) decreased significantly. Fears of reduced euro-zone base metal demand abated as leaders came to agreement on a second aid package for Greece. LME aluminum (+4.0%), assisted by record canceled warrants (orders to withdraw stockpiles), reversed early losses in the broad-based rally. Rising confidence levels on both sides of the Atlantic and falling inventories worked in tandem to elevate COMEX (+2.1%) and LME copper (+2.2%). The Fund’s perpetual long gold position suffered late-month losses as testimony from Mr. Bernanke expressed optimism over improving macroeconomic data, reducing the likelihood of additional monetary stimulus. Gold and other safe-havens dropped on the news as the U.S. dollar rallied.

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The U.S. dollar declined against major currencies as the “safety trade” unwound, accelerated by the Fed’s stated willingness to purchase additional bonds. Gold benefited from the dollar’s decline, posting a +10% gain, climbing solidly back above its 200-day moving average while base-metals surged on production cutbacks and anticipated Chinese demand. EU negotiations with Greece, initially promising, weighed on equity markets towards month-end as leaders debated terms of a second rescue package worth 500 billion euro. NYMEX gasoline trended higher throughout the month as supply concerns intensified due to multiple refinery closures while natural gas plummeted to a 10-year low on unseasonably warm winter temperatures and overabundant supply. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals, while the Fund’s perpetual long gold position produced significant gains for the month. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. In the United States, minutes from the Federal Open Market Committee of the Fed revealed the Fed’s commitment to maintain interest rates at or near zero through 2014. The ECB, having cut rates twice in the last three months, maintained rates at a record low of 1%, citing signs of stabilization. In the U.K., the Bank of England also maintained a record low benchmark of 0.5%. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The euro reached a 17-month low before recovering on perceived EU debt negotiation progress. The Australian dollar sustained its climb on relative economic outperformance, attractive interest rates, and strength in commodity prices. South American currencies, which lost significant ground in 2011, advanced considerably against the U.S. dollar. The Japanese yen rallied sharply late, closing at a three-month high, as investors flocked to the currency given the short-term U.S. interest rate outlook. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish U.S. Department of Agriculture (“USDA”) figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. Wheat traded in tandem with corn, pressured by weak exports, ample supply, and favorable winter crop conditions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. Gasoline ended up (+7.3%) for the month, while an unusually warm winter and continued supply glut pushed natural gas to $2.231/btu, a 10-year low. The Fund experienced losses in NYMEX crude oil amid a directionless trade as prices were range-bound between $98 and $103 per barrel. The Fund’s perpetual long gold position produced sizable gains after the Federal Open Market Committee of the Fed announced that interest rates would remain low through 2014, sparking U.S. dollar worries. The ongoing EU debt crisis also continues to keep the euro weak. The instability associated with these currencies provided strong support for safe-haven assets.

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

Fund results for 2nd Quarter 2011:

In June, the Fund’s trading strategies yielded negative results as the correction in stocks and commodities that began in May continued, only to reverse late in the month. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds, metals, and stocks offset losses in currencies and energies. The Fund underperformed in equities futures trading in June as stagnating growth and European sovereign debt worries sent indices sharply lower. European equities plummeted as EU officials, private creditors, and the Greek government struggled to find a workable solution to the crisis. Meanwhile, the Fund’s bond strategies outperformed across the board in June, responding in a classic inverse manner to the factors impacting equities. German bunds moved steadily higher early as uncertainty over the status of Greek debt intensified. Lower than expected German factory orders and industrial production supported values as well. Australian bonds rallied, due in part to the attractive yield differential versus the U.S., Europe, and Japan. The Fund’s allocation to global energy markets produced losses as the recent correction continued in June, reflecting increasing pessimism for economic prospects. Energy markets and commodity currencies sold off while treasuries gained on safe haven flows as softening manufacturing data prompted the ECB and the Fed to lower their longer term inflation estimates. However, with a late month agreement on a new aid package, equities and other risk assets reversed higher, while treasuries gave back earlier gains. Late month losses in previous metals and choppy action in base metals led to negative performance in that sector. The Fund’s trading models also produced losses in grains in June as improving weather and declining demand prospects associated with macroeconomic concerns led to sharp reversals. Gold and silver finished lower on the inflation outlook while grains sold off as excellent weather and an uncertain demand outlook led to higher inventory estimates. The Fund’s perpetual gold futures position yielded subpar results in June as choppy to slightly lower action eroded returns. Europe’s sovereign debt situation dominated much of the headlines as Greek, German, and French officials struggled to come to common ground on new financing for the heavily indebted nation. Indeed, gold in euro terms established new all-time highs just below 1100 euro on June 22nd before settling 2.1% lower near the 1046 euro level with the passage of Greek austerity measures and dovish longer term inflation statements by the ECB and the Fed.

In May, the Fund’s medium to long term trading strategies underperformed as investors temporarily abandoned risk assets in favor of safe haven alternatives. The Fund’s short-term strategies also contributed negatively to overall performance as losses in equities, metals, and currencies offset gains in bonds and energies. Equities reversed as declines in U.S. employment, housing, and GDP combined with disappointing German factory orders to unnerve bullish investors. The Fund’s allocation to global stock indices underperformed despite a late recovery as the European debt crisis and a slowdown in manufacturing heightened fears of stagnant growth. The Fund’s bond strategies produced positive results across the board in May as safe haven assets pressed higher amid uncertainty concerning the sustainability of global economic growth. Treasuries rallied as bond yields in peripheral European states soared amid growing concern that a Greek default or restructuring was a real possibility. Allocations to currencies yielded poor results for the Fund in May as the U.S. dollar and euro reversed April’s action following the ECB’s unexpected removal of the “strong vigilance” on higher prices language from their May policy statement. The growing focus on the European sovereign debt situation prompted a flight out of risk assets and into the U.S dollar and the Swiss franc, which established a new record high against the euro. Energies and base metals saw sharp declines as a bearish Goldman Sachs commodity call, along with heightened volatility in forex markets tied to the problems in Europe spurred liquidation. The Fund’s performance in the metals sector reversed as gold futures opened the month retracing over 6% from all time highs established on May 2nd. The weakness stemmed from massive liquidation in silver and receding inflation fears as European sovereign debt instability delayed near term prospects for an ECB rate hike. April gains turned into May losses for the Fund in energies as recent upward trends in crude oil, heating oil, and gasoline gave way to significant declines. Grains endured more volatile action as extreme weather in the Northern Hemisphere continued to threaten production prospects. The Fund’s position in grains suffered due to continued volatility from broad based commodity selling, a reversal in the dollar, and a surprise 8% upward revision in 2010-11 USDA corn ending stocks. The Fund’s perpetual long gold futures position underperformed in May as heavy early month liquidation led to an eventual loss of 1.3% for the precious metal. The market opened the month with a decline of over 6% from May 2nd record highs amid rumors that George Soros and Carlos Slim were cutting precious metal bets. Values stabilized slightly below $1500 before rallying to finish near $1535 amid safe haven buying.

In April, the Fund produced solid overall gains, rebounding from a subpar performance in March. Global equities continued to trend higher despite U.S and European debt issues, Mid-East unrest, and the Japanese disaster. Manufacturing maintained its positive trajectory, with notable improvement in Germany driving the DAX over 6% higher while U.S. shares accelerated to new multi-year highs on strong corporate earnings. Bond markets reversed mid-month as a downgrade in the U.S. credit outlook temporarily shifted focus away from inflation and toward longer term obstacles to growth. Gold posted record highs above $1,500/ounce and silver fell just short of the $50 mark, adding over 28% as the Fed’s reaffirmation of quantitative easing and a U.S. credit outlook downgrade sent the U.S. dollar plummeting. The Fund experienced uneven results in grains and agricultural markets amid volatile weather conditions. The Fund’s short-term strategies contributed positively to overall performance as gains in currencies, metals, and stocks offset losses in bonds and energies. The Fund’s allocation to global stock indices performed well in April as the uptrend in equities continued. The Dow rose 4.4%, reaching mid-2008 highs on excellent quarterly earnings. Late-month results from Apple and IBM easily offset the downgrade of the U.S. credit outlook by S&P. European equities generally ignored sovereign debt worries, finishing broadly higher as surging Germany factory orders and industrial production set a positive tone. However, Greece’s ASE-20 moved back to its lows as debt restructuring rumors rattled investors. Asian indices tracked steadily higher, continuing to capitalize on China’s dynamic growth. Japan’s Nikkei (+1.3%) broke higher late as disaster recovery efforts progressed. The Fund yielded negative results in global bond markets in April as a mid-month reversal produced losses. German bunds continued their recent trend lower early in the month as strong economic data at home combined with sovereign debt fears on the periphery to drive yields higher. Ongoing inflation fears ahead of the ECB’s 25 basis point rate hike also exerted pressure. Values then recovered somewhat before vaulting higher in conjunction with the downgrade of the U.S. credit outlook by S&P as investors received a sobering reminder of the potential long-term risks to global growth prospects. The Fund experienced minor gains from its allocation to short-term interest rate futures in April in mixed action. Eurodollar futures trended higher as the Fed officially reiterated its commitment to completing the second round of quantitative easing (“QE2”) after some doubts were expressed last month. Euribor futures finished mixed as the ECB maintained its vigilant stance on inflation by raising their discount rate 25 basis points as expected. Allocations to currency markets yielded strong results in April as recent trends extended amid accelerating U.S. dollar weakness. The euro surged to its highest level since December of 2009 as an S&P downgrade of the U.S. credit outlook prompted severe U.S dollar weakness as the month came to a close. The Australian dollar marched 6.2% higher amid excellent export growth, while the New Zealand dollar rose by approximately the same percentage on a rising appetite for yield and risk as global investors sought to offset asset deterioration linked to inflation. The Colombian peso added another 5.5% amid heavy foreign direct investment flows into the oil and mining industries. Sweden’s krona and Brazil’s real also gained significantly as rate hikes attracted yield hungry investors. The Fund’s grain positions suffered losses in April amid heightened volatility as values fluctuated along with uncertain weather. Soybeans finished lower on the prospect of U.S. corn acres shifting to soybeans due to an excessively wet spring. A potentially record breaking South American crop led China to cancel U.S. purchases, while a bearish commodity call by Goldman Sachs pressured values as well. Wheat sold off late, losing 7% of its value as forecasts for badly needed rains in winter wheat areas offset the bullish effects of excessive moisture in spring wheat regions. Corn traded to all-time highs above $7.80 as poor planting progress threatened to exacerbate historically tight supplies. The Fund’s allocation to agricultural markets also resulted in losses for April as growing supplies offset the weaker U.S. dollar. June cattle (-6.2%) fell throughout the month after establishing record highs on April 4th as the USDA reported that commercial red-meat production reached a record. June hogs also reversed to finish 8.4% lower as the after a reported 12% increase in frozen pork stocks versus last year. Cotton fell sharply on concern that China’s attempts to slow inflation using higher interest rates and reserve rate requirements would cut into demand. Meanwhile, July NY coffee established 14-year highs amid poor weather in South America. Allocations to metals outperformed in April as exceptional U.S. dollar weakness and rising inflation throughout the world propelled precious metals sharply higher. Gold saw an 8.1% gain, surpassing the $1,550/ounce mark. July silver tacked on another 28%, pushing its year to date return to over 50% in frenzied action. Copper futures lost 3.4% as the U.S. credit downgrade and another reserve requirement hike in China dampened the growth outlook for the world’s two largest copper consumers. The Fund’s perpetual long gold position surged as gold futures rose to new all time highs in U.S. dollar terms. Consumer Price Index (“CPI”) readings in China, Europe, and the U.S. continued to expand with rising energy markets, enhancing demand for the perceived inflation hedge. The U.S. dollar struggled early amid rate hikes in Europe and China, along with a number of hikes in lesser economies. The S&P downgrade of the U.S. long term credit outlook accelerated these U.S. dollar losses.

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

In February, the Fund’s allocation to equity markets performed well in February as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the RBA chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after CPI readings showed that prices were increasing at a 4.0% annualized rate, the highest level since fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in WTI crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil, and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya, and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breach of the $4 btu level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month. The Fund experienced gains in April gold contracts, which finished the month 5.6% higher as the market’s focus shifted from improving economic results to inflation risks. Gold rallied early as China responded aggressively to its inflation challenges with interest rate and reserve requirement hikes. While the unrest in Egypt subsided relatively peacefully, matters took a more violent turn in Bahrain, and Libya as rising food costs exacerbated widespread discontent, fuelling skyrocketing energy markets which posed even greater inflation risks and support for gold. These factors produced an overall gain for the Fund’s perpetual long gold futures position.

In January, the Fund’s allocation to global equities finished mixed in January as disappointing performances in several peripheral markets offset steady trends in major indices. In Europe, several past laggards, including Greece, Italy and Spain finished the month 13.9%, 9.2% and 10.2% higher, respectively, as heavy ECB participation in secondary market debt auctions and plans for a comprehensive debt relief structure reassured investors. Small gains on positions in Germany’s DAX, France’s CAC40 and the Amsterdam EOE Index, which finished 2.5%, 5.1% and 1.3% higher, respectively, offset losses in the sector as several core European economies improved. U.S. equities pressed higher as improving employment figures and solid consumer demand elevated corporate earnings. The Fund experienced early losses in Australia’s SPI as epic flooding cut into 2011 GDP prospects. Chinese H-Shares reversed lower late in the month to the Fund’s detriment as authorities continued to struggle with inflation. Overall, a mixture of long and short stock indices positions led the Fund to an overall loss. The Fund’s allocation to global bond markets underperformed in January as investors exited safe haven assets in response to improving global economic conditions. The Fund experienced losses in its Japanese government bond positions as large auctions and generally poor economic performance resulted in a ratings agency debt downgrade, encouraging investors to put money to work outside the country. In Europe, investors sold bund and bobl futures as Euro-zone industrial production readings easily surpassed expectations. Additionally, positive dialogue from various heads of state regarding a comprehensive crisis solution was backed up by aggressive ECB purchases of Italian, Portuguese, and Spanish debt in secondary markets, ensuring successful auctions for the embattled countries. In the U.S., performance suffered in choppy countertrend action as bond and note futures moved sideways to slightly higher as QE2 persisted in spite of rising inflation concerns in the rest of the world. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund experienced losses in the interest rates sector as European short rates reversed sharply from December’s strong close. While the ECB left rates unchanged in January, their policy minutes emphasized vigilance over price stability in the midst of rising commodity prices. Policy makers also noted that uncertainty remains elevated and some financial institutions still face the threat of balance sheet adjustments despite positive underlying momentum in the economy. They also stressed the need for Euro members to reduce debt-to-GDP ratios. Short rate futures in the U.S. finished near their highs as early weakness associated with a strong employment report was offset by staunchly accommodative U.S. Federal Reserve monetary policy. Their focus, in contrast to the ECB, continues to be focused on growth and full employment at the expense of inflation. Meanwhile, Australian short rate futures moved higher to the Fund’s benefit as epic flooding cut into 2011 GDP estimates, thereby reducing prospects for previously expected rate hikes. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund’s allocation to currency markets underperformed in January as the euro and British pound finished 2.4% and 2.8% higher against the U.S. dollar, respectively, and euro-zone regionals reversed late 2010 losses. Early month news that Japan would buy distressed sovereign debt and strong ECB secondary market participation in Portuguese, Spanish and Italian bond auctions provided support to these economies. As confidence in the euro improved, investors moved out of the Swiss franc, which finished 0.9% lower against the U.S. dollar, and back into risk plays in Hungary and Poland, which finished 5.4% and 4.1% higher, respectively, resulting in losses for the Fund. The Australian dollar finished 2.1% lower against the U.S. dollar as flood damage triggered a one-time levy, which tempered 2011 growth estimates and rate hike expectations. The Fund experienced losses in the yen following a credit rating downgrade as Japan’s huge debt load and limited policy options unnerved investors. Gains in the Mexican peso, which finished 1.8% higher against the U.S. dollar, offset some losses in the sector as the peso rallied on prospects for a sustained U.S. economic recovery. The Fund’s mixture of long and short currency positions led to an overall loss on the month. The Fund experienced losses in the metals sector in January as gold and silver futures traded sharply lower amid growing optimism that the global economic recovery is gaining momentum. April gold finished with a loss of 6.2% as strong early month U.S. employment figures and ebbing contagion fears in Europe limited investors’ appetite for the alternative asset. March silver finished the month 8.8% lower in correlated action. The Fund’s allocation to industrial metals also suffered. The Fund’s positions in March COMEX copper were stopped out after a 6.0% intra-month decline due to China raising its reserve requirement in response to elevated GDP and CPI reports. Fears that China would take more aggressive measures to limit growth led to losses in London aluminum, lead, and zinc as several Chinese banks were forced to cease lending for the remainder of the month. A mixture of long and short metals positions led the Fund to an overall loss on the month. The Fund’s allocation to global energy markets produced positive returns in January as economic, logistical, and geopolitical factors underpinned values. Strong U.S. employment figures and a pipeline shutdown in Alaska supported the Fund’s New York crude oil positions early in the month. However, elevated Chinese GDP and CPI readings precipitated another reserve requirement hike while increasing expectations for additional measures to slow their economy. This scenario, along with a bearish U.S. inventory report, contributed to losses for the Fund amid an 8.0% drop from intra-month highs. Long positions in brent crude finished 6.6% higher, surpassing $100 per barrel following a reversal in European demand expectations, an accident in the North Sea which idled 200k barrels of production, and heightening unrest in Egypt. Front-month heating oil surged as well, adding 7.4% as exceptionally cold weather gripped the northern hemisphere, providing excellent returns for the Fund. A mixture of long and short energy positions led the Fund to an overall gain on the month.

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

On October 31, 2011, MF Global reported to the SEC and the CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by the SIPC would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. Superfund Capital Management closely monitored MF Global in the weeks prior to October 31, 2011 and began reducing the Fund’s exposure to MF Global. In October, total trading positions and assets of the Fund held at MF Global were reduced and steps were initiated to transfer all remaining positions and assets from MF Global to other clearing brokers prior to the bankruptcy filing. In the fourth quarter of 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, Superfund Capital Management caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall. Series A-1 recorded a reserve that reduced the net asset value by approximately $74,000, Series A-2 recorded a reserve that reduced the net asset value by approximately $19,000, Series B-1 recorded a reserve that reduced the net asset value by approximately $58,000 and Series B-2 recorded a reserve that reduced the net asset value by approximately $43,000.

Since the Fund’s initial reserve was taken, an active market has developed for MF Global claims similar to the Fund’s. As a result, Superfund Capital Management recently received bids from third parties for the purchase of the Fund’s MF Global claims. Following this process, Superfund Capital Management determined it was in the best interests of the Fund to sell its MF Global claims, and the Fund closed on the sale in the amount of $312,885 for Series A and $335,057 for Series B on June 11, 2012. Although the sale did not close until June 11, 2012, Superfund Capital Management recognized the change in reserve prior to closing the Fund’s books effective May 31, 2012. Because the sale price was slightly less than the amount of the Fund’s assets on deposit at MF Global as reduced by the reserve taken as of October 31, 2011, each Series recognized an additional reduction in value as of May 31, 2012 due to the sale. Such change in reserve is presented as “Loss on MF Global” on the Statements of Operations. On May 31, 2012, the net asset value of the Series A-1 Units was reduced by approximately 0.05% (or approximately $0.86 per Unit); the net asset value of the Series A-2 Units was reduced by approximately 0.05% (or approximately $0.94 per Unit); the net asset value of the Series B-1 Units was reduced by approximately 0.07% (or approximately $1.06 per Unit); and the net asset value of the Series B-2 Units was reduced by approximately 0.07% (or approximately $1.12 per Unit). Following this sale, the Fund no longer has any exposure to MF Global.

OFF-BALANCE SHEET ARRANGEMENTS

The Fund does not engage in off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2012 and December 31, 2011.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2011-11

In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. New disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Superfund Capital Management is evaluating the impact of ASU 2011-11 on the financial statements and disclosures.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended June 30, 2012.

(c) Pursuant to the Third Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended June 30, 2012:

Series A-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
April 30, 2012	153.261	1,494.23
May 31, 2012	110.984	1,663.00
June 30, 2012	88.653	1,531.42

Total	352.898

Series A-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
April 30, 2012	0.612	1,634.36
May 31, 2012	18.734	1,822.01
June 30, 2012	—	1,680.65

Total	19.346

Series B-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
April 30, 2012	76.963	1,201.18
May 31, 2012	143.601	1,434.56
June 30, 2012	77.929	1,249.01

Total	298.493

Series B-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
April 30, 2012	3.133	1,266.92
May 31, 2012	—	1,515.60
June 30, 2012	—	1,321.78

Total	3.133

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2012	SUPERFUND GOLD, L.P. (Registrant)

By: Superfund Capital Management, Inc. General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1