Form 10-Q
period 2012-09-30
SUPERFUND GOLD, L.P.
filed 2012-11-13
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold L.P. Series B are included in Item 1:

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011

ASSETS

U.S. Government securities, at fair value (amortized cost of $6,400,000 as of December 31, 2011)	$—	$6,400,000

Due from brokers	13,751,117	17,505,597

Unrealized appreciation on open forward contracts	92,083	134,988

Futures contracts purchased	2,339,662	—

Futures contracts sold	—	378,483

Cash	11,784,649	5,304,787

Total assets	27,967,511	29,723,855

LIABILITIES

Unrealized depreciation on open forward contracts	94,342	95,397

Futures contracts purchased	—	2,237,362

Futures contracts sold	531,698	—

Subscriptions received in advance	261,901	914,000

Redemptions payable	86,157	904,938

Management fee payable	50,774	107,656

Other fees payable	49,245	105,056

Total liabilities	1,074,117	4,364,409

NET ASSETS	$26,893,394	$25,359,446

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2012

	Percentage of
	Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts Currency	0.3%	$92,083

Total unrealized appreciation on forward contracts	0.3	92,083

Unrealized depreciation on forward contracts Currency	(0.4)	(94,342)

Total unrealized depreciation on forward contracts	(0.4)	(94,342)

Total forward contracts, at fair value	(0.0)*%	$(2,259)

Futures contracts, at fair value
Futures contracts purchased
Currency	(1.0)%	$(278,010)
Energy	0.4	111,474
Financial	0.8	219,428
Food & Fiber	0.1	34,738
Indices	(2.1)	(554,731)
Livestock	0.2	53,850
Metals
CMX Gold expiring December 2012	8.9	2,406,750
Other	1.3	346,163

Total Metals	10.2	2,752,913

Total futures contracts purchased	8.7	2,339,662

Futures contracts sold
Currency	0.1	22,585
Energy	(0.1)	(38,290)
Financial	(0.0)*	(6,608)
Food & Fiber	(0.1)	(38,717)
Livestock	(0.6)	(159,631)
Metals	(1.2)	(311,037)

Total futures contracts sold	(2.0)	(531,698)

Total futures contracts, at fair value	6.7%	$1,807,964

Futures and forward contracts by country composition
Australia	0.0 *%	$12,738
European Monetary Union	(0.0)*	(13,220)
Great Britain	0.3	81,797
Japan	(0.1)	(13,732)
United States	7.5	2,016,196
Other	(1.0)	(278,074)

Total futures and forward contracts by country	6.7%	$1,805,705

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (amortized cost $6,400,000), securities are held in margin accounts as collateral for open futures and forwards	$6,400,000	25.2%	$6,400,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.5	134,988

Total unrealized appreciation on forward contracts		0.5	134,988

Unrealized depreciation on forward contracts
Currency		(0.4)	(95,397)

Total unrealized depreciation on forward contracts		(0.4)	(95,397)

Total forward contracts, at fair value		0.2%	$39,591

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3%	$68,483
Energy		(0.3)	(86,639)
Financial
2 Year U.S. Treasury Note		0.0 *	1,954
Other		0.0 *	3,926

Total Financial		0.0 *	5,880
Food & Fiber		0.1	30,713
Indices		0.0 *	8,193
Metals
CMX Gold expiring February 2012		(8.8)	(2,228,620)
Other		(0.1)	(35,372)

Total Metals		(8.9)	(2,263,992)

Total futures contracts purchased		(8.8)	(2,237,362)

Futures contracts sold
Currency		0.3	85,282
Energy		0.3	84,680
Financial		(0.0)*	(11,937)
Food & Fiber		0.1	23,297
Indices		0.2	58,871
Livestock		0.1	18,950
Metals		0.5	119,340

Total futures contracts sold		1.5	378,483

Total futures contracts, at fair value		(7.3)%	$(1,858,879)

Futures and forward contracts by country composition
Australian		0.1%	$13,630
European Monetary Union		0.3	69,960
Great Britain		0.0	5,614
Japan		0.4	106,637
United States		(8.1)	(2,048,725)
Other		0.1	33,596

Total futures and forward contracts by country		(7.2)%	$(1,819,288)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income
Interest income	$1,358	$2,232	$2,548	$10,645
Other Income	1	—	968	—

Total income	1,359	2,232	3,516	10,645

Expenses
Brokerage commissions	161,576	115,714	493,364	410,721
Management fee	150,810	177,498	460,357	505,376
Selling commission	95,667	113,580	290,913	322,540
Incentive fee	—	—	—	648,939
Operating expenses	50,270	59,166	153,452	168,456
Loss on MF Global	—	—	12,764	—
Other	4,360	6,314	12,766	15,479

Total expenses	462,683	472,272	1,423,616	2,071,511

Net investment loss	$(461,324)	$(470,040)	$(1,420,100)	$(2,060,866)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$478,267	$2,261,814	$(401,448)	$6,411,015
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	1,171,821	1,682,395	3,624,993	(883,098)

Net gain on investments	$1,650,088	$3,944,209	$3,223,545	$5,527,917

Net increase in net assets from operations	$1,188,764	$3,474,169	$1,803,445	$3,467,051

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2012	2011
Increase in net assets from operations
Net investment loss	$(1,420,100)	$(2,060,866)
Net realized gain (loss) on futures and forward contracts	(401,448)	6,411,015
Net change in unrealized appreciation (depreciation) on futures and forward contracts	3,624,993	(883,098)

Net increase in net assets from operations	1,803,445	3,467,051

Capital share transactions
Issuance of Units	2,731,861	8,149,507
Redemption of Units	(3,001,358)	(8,571,679)

Net decrease in net assets from capital share transactions	(269,497)	(422,172)

Net increase in net assets	1,533,948	3,044,879

Net assets, beginning of period	25,359,446	26,675,225

Net assets, end of period	$26,893,394	$29,720,104

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net increase in net assets from operations	$1,803,445	$3,467,051
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(7,948,374)	(27,546,385)
Maturities of U.S. government securities	14,350,000	29,848,550
Amortization of discounts and premiums	(1,626)	(4,078)
Due from brokers	3,754,480	(4,946,864)
Due from affiliate	—	5,599
Unrealized appreciation on open forward contracts	42,905	(99,565)
Unrealized depreciation on open forward contracts	(1,055)	201,760
Futures contracts purchased	(4,577,024)	3,273,971
Futures contracts sold	910,181	(2,493,068)
Incentive fee	—	(409,223)
Management fees payable	(56,882)	4,970
Fees payable	(55,811)	5,810

Net cash provided by operating activities	8,220,239	1,308,528

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	2,079,762	8,231,690
Redemptions, net of change in redemptions payable	(3,820,139)	(8,543,610)

Net cash used in financing activities	(1,740,377)	(311,920)

Net increase in cash	6,479,862	996,608
Cash, beginning of period	5,304,787	3,630,425

Cash, end of period	$11,784,649	$4,627,033

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
U.S. Government securities, at fair value (amortized cost of $3,700,000 as of December 31, 2011)	$—	$3,700,000

Due from brokers	7,820,253	10,182,255

Unrealized appreciation on open forward contracts	51,923	69,300

Futures contracts purchased	1,519,786	—

Futures contracts sold	—	189,971

Cash	8,883,022	4,325,976

Total assets	18,274,984	18,467,502

LIABILITIES

Unrealized depreciation on open forward contracts	54,399	51,238

Futures contracts purchased	—	1,411,823

Futures contracts sold	286,544	—

Subscriptions received in advance	250,401	336,000

Redemptions payable	86,157	711,068

Management fee payable	33,157	67,674

Other fees payable	34,682	70,546

Total liabilities	745,340	2,648,349

NET ASSETS	$17,529,644	$15,819,153

Superfund Gold, L.P. Series A-1 Net Assets	$14,059,893	$12,507,057

Number of Units outstanding	8,734.171	8,359.510

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,609.76	$1,496.15

Superfund Gold, L.P. Series A-2 Net Assets	$3,469,751	$3,312,096

Number of Units outstanding	1,954.230	2,037.421

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,775.51	$1,625.63

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.3%	$51,923

Total unrealized appreciation on forward contracts	0.3	51,923

Unrealized depreciation on forward contracts
Currency	(0.3)	(54,399)

Total unrealized depreciation on forward contracts	(0.3)	(54,399)

Total forward contracts, at fair value	(0.0)*%	$(2,476)

Futures contracts, at fair value
Futures Contracts Purchased
Currency	(0.9)%	$(153,649)
Energy	0.4	68,632
Financial	0.7	119,714
Food & Fiber	0.1	20,025
Indices	(1.7)	(304,342)
Livestock	0.2	29,169
Metals
CMX Gold expiring December 2012	8.9	1,556,570
Other	1.0	183,667

Total Metals	9.9	1,740,237

Total futures contracts purchased	8.7	1,519,786

Futures Contracts Sold
Currency	0.1	12,343
Energy	(0.1)	(20,970)
Financial	(0.0)*	(3,482)
Food & Fiber	(0.1)	(22,150)
Livestock	(0.5)	(86,423)
Metals	(0.9)	(165,862)
Total futures contracts sold	(1.5)	(286,544)

Total futures contracts, at fair value	7.2%	$1,233,242

Futures and forward contracts by country composition
Australia	0.0 *%	$6,539
European Monetary Union	(0.0)*	(6,160)
Great Britain	0.3	44,419
Japan	(0.0)*	(4,323)
United States	7.7	1,342,270
Other	(0.8)	(151,979)

Total futures and forward contracts by country	7.2%	$1,230,766

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 22, 2012 (amortized cost $3,700,000), securities are held in margin accounts as collateral for open futures and forwards	$3,700,000	23.4%	$3,700,000

Futures Contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.4	69,300

Total unrealized appreciation on forward contracts		0.4	69,300

Unrealized depreciation on forward contracts
Currency		(0.3)	(51,238)

Total unrealized depreciation on forward contracts		(0.3)	(51,238)

Total forward contracts, at fair value		0.1%	$18,062

Futures Contracts, at fair value
Futures Contracts Purchased
Currency		0.2%	$36,900
Energy		(0.3)	(45,053)
Financial
2 Year U.S. Treasury Note		0.0 *	1,016
Other		0.0 *	1,598

Total Financial		0.0 *	2,614
Food & Fiber		0.1	16,738
Indices		0.0 *	4,717
Metals
CMX Gold expiring February 2012		(8.9)	(1,407,280)
Other		(0.1)	(20,459)

Total Metals		(9.0)	(1,427,739)

Total futures contracts purchased		(9.0)	(1,411,823)

Futures Contracts Sold
Currency		0.3	43,963
Energy		0.3	42,480
Financial		(0.0)*	(6,656)
Food & Fiber		0.1	11,607
Indices		0.2	26,026
Livestock		0.1	9,670
Metals		0.4	62,881

Total futures contracts sold		1.4	189,971

Total futures contracts, at fair value		(7.6)%	$(1,221,852)

Futures contracts by country composition
Australia		0.1%	$8,242
European Monetary Union		0.2	36,313
Great Britain		0.0 *	2,711
Japan		0.3	55,550
United States		(8.2)	(1,316,556)
Other		0.1	9,950

Total futures contracts by country		(7.5)%	$(1,203,790)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income
Interest income	$742	$1,330	$1,330	$5,365
Other income	1	—	520	—

Total income	743	1,330	1,850	5,365

Expenses
Brokerage commissions	87,909	57,575	265,548	186,379
Management fee	97,456	105,613	292,392	279,880
Selling commission	69,139	75,744	206,653	198,842
Incentive fee	—	—	—	243,449
Operating expenses	32,486	35,204	97,464	93,293
Loss on MF Global	—	—	6,925	—
Other	1,953	2,071	5,408	5,524

Total expenses	288,943	276,207	874,390	1,007,367

Net investment loss	$(288,200)	$(274,877)	$(872,540)	$(1,002,002)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$352,590	$1,275,578	$(286,350)	$3,190,579
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	805,069	812,130	2,434,556	(368,875)

Net gain on investments	$1,157,659	$2,087,708	$2,148,206	$2,821,704

Net increase in net assets from operations	$869,459	$1,812,831	$1,275,666	$1,819,702

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series A-1*	$78.40	$180.47	$112.40	$183.05

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series A-1	$78.34	$190.76	$113.61	$188.38

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series A-2**	$95.16	$191.48	$151.90	$204.67

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series A-2	$94.86	$214.69	$149.88	$226.37

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series A-1 for the Three Months Ended September 30, 2012 and September 30, 2011: 8,637.54 and 8,122.38, respectively; and for the Nine Months Ended September 30, 2012 and September 30, 2011: 8,586.83 and 7,871.84, respectively.
**	Weighted average number of Units outstanding for Series A-2 for the Three Months Ended September 30, 2012 and September 30, 2011: 1,996.61 and 1,811.97, respectively; and for the Nine Months Ended September 30, 2012 and September 30, 2011: 2,027.37 and 1,850.80, respectively.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2012	2011
Increase in net assets from operations
Net investment loss	$(872,540)	$(1,002,002)
Net realized gain (loss) on futures and forward contracts	(286,350)	3,190,579
Net change in unrealized appreciation (depreciation) on futures and forward contracts	2,434,556	(368,875)

Net increase in net assets from operations	1,275,666	1,819,702

Capital share transactions
Issuance of Units	1,960,941	6,077,919
Redemption of Units	(1,526,116)	(3,564,084)

Net increase in net assets from capital share transactions	434,825	2,513,835

Net increase in net assets	1,710,491	4,333,537

Net assets, beginning of period	15,819,153	13,716,691

Net assets, end of period	$17,529,644	$18,050,228

Series A-1 Units, beginning of period	8,359.510	6,916.044
Issuance of Series A-1 Units	1,152.289	2,965.586
Redemption of Series A-1 Units	(777.628)	(1,645.853)

Series A-1 Units, end of period	8,734.171	8,235.777

Series A-2 Units, beginning of period	2,037.421	1,724.508
Issuance of Series A-2 Units	88.686	691.201
Redemption of Series A-2 Units	(171.877)	(520.336)

Series A-2 Units, end of period	1,954.230	1,895.373

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net increase in net assets from operations	$1,275,666	$1,819,702
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(4,249,133)	(14,448,163)
Maturities of U.S. government securities	7,950,000	15,199,271
Amortization of discounts and premiums	(867)	(2,089)
Due from brokers	2,362,002	(3,753,063)
Due from affiliate	—	5,599
Unrealized appreciation on open forward contracts	17,377	(66,320)
Unrealized depreciation on open forward contracts	3,161	106,482
Futures contracts purchased	(2,931,609)	1,548,342
Futures contracts sold	476,515	(1,219,629)
Incentive Fee	—	(198,986)
Management fees payable	(34,517)	8,075
Fees payable	(35,864)	8,749

Net cash provided by (used in) operating activities	4,832,731	(992,030)

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	1,875,342	6,272,289
Redemptions, net of change in redemptions payable	(2,151,027)	(3,380,113)

Net cash used in (provided by) financing activities	(275,685)	2,892,176

Net increase in cash	4,557,046	1,900,146

Cash, beginning of period	4,325,976	2,215,532

Cash, end of period	$8,883,022	$4,115,678

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
U.S. Government securities, at fair value, (amortized cost of $2,700,000 as of December 31, 2011)	$—	$2,700,000
Due from brokers	5,930,864	7,323,342
Unrealized appreciation on open forward contracts	40,160	65,688
Futures contracts purchased	819,876	—
Futures contracts sold	—	188,512
Cash	2,901,627	978,811

Total assets	9,692,527	11,256,353

LIABILITIES
Unrealized depreciation on open forward contracts	39,943	44,159
Futures contracts purchased	—	825,539
Futures contracts sold	245,154	—
Subscriptions received in advance	11,500	578,000
Redemptions payable	—	193,870
Management fee payable	17,617	39,982
Other fees payable	14,563	34,510

Total liabilities	328,777	1,716,060

NET ASSETS	$9,363,750	$9,540,293

Superfund Gold, L.P. Series B-1 Net Assets	$5,191,774	$5,617,352

Number of Units outstanding	4,025.986	4,524.265

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$1,289.57	$1,241.61

Superfund Gold, L.P. Series B-2 Net Assets	$4,171,976	$3,922,941

Number of Units outstanding	3,041.783	3,015.557

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,371.56	$1,300.90

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.4%	$40,160

Total unrealized appreciation on forward contracts	0.4	40,160

Unrealized depreciation on forward contracts
Currency	(0.4)	(39,943)

Total unrealized depreciation on forward contracts	(0.4)	(39,943)

Total forward contracts, at fair value	0.0 *%	$217

Futures contracts, at fair value
Futures Contracts Purchased
Currency	(1.3)%	$(124,361)
Energy	0.5	42,842
Financial	1.1	99,714
Food & Fiber	0.2	14,713
Indices	(2.7)	(250,389)
Livestock	0.3	24,681
Metals
CMX Gold expiring December 2012	9.1	850,180
Other metals	1.7	162,496

Total Metals	10.8	1,012,676

Total futures contracts purchased	8.9	819,876

Futures Contracts Sold
Currency	0.1	10,242
Energy	(0.2)	(17,320)
Financial	(0.0)*	(3,126)
Food & Fiber	(0.2)	(16,567)
Livestock	(0.8)	(73,208)
Metals	(1.6)	(145,175)

Total futures contracts sold	(2.7)	(245,154)

Total futures contracts, at fair value	6.2%	$574,722

Futures and forward contracts by country composition
Australia	0.1%	$6,199
European Monetary Union	(0.1)	(7,060)
Great Britain	0.4	37,378
Japan	(0.1)	(9,409)
United States	7.2	673,926
Other	(1.3)	(126,095)

Total futures and forward contracts by country	6.2%	$574,939

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2011

	Face Value	Percentage of Net Assets	Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 22, 2012 (amortized cost $2,700,000), securities are held in margin accounts as collateral for open futures and forwards	$2,700,000	28.3%	$2,700,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.7	65,688

Total unrealized appreciation on forward contracts		0.7	65,688

Unrealized depreciation on forward contracts
Currency		(0.5)	(44,159)

Total unrealized depreciation on forward contracts		(0.5)	(44,159)

Total forward contracts, at fair value		0.2%	$21,529

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3%	$31,583
Energy		(0.4)	(41,586)
Financial
2 Year U.S. Treasury Note		0.0 *	938
Other		0.0 *	2,328

Total Financial		0.0 *	3,266
Food & Fiber		0.1	13,975
Indices		0.0 *	3,476
Metals
CMX Gold expiring February 2012		(8.6)	(821,340)
Other		(0.2)	(14,913)

Total Metals		(8.8)	(836,253)

Total futures contracts purchased		(8.8)	(825,539)

Futures contracts sold
Currency		0.4	41,319
Energy		0.4	42,200
Financial		(0.1)	(5,281)
Food & Fiber		0.1	11,690
Indices		0.3	32,845
Livestock		0.1	9,280
Metals		0.6	56,459

Total futures contracts sold		1.8	188,512

Total futures contracts, at fair value		(7.0)%	$(637,027)

Futures and forward contracts by country composition
Australia		0.1%	$5,388
European Monetary Union		0.3	33,647
Great Britain		0.0 *	2,903
Japan		0.4	51,087
United States		(7.8)	(732,169)
Other		0.2	23,646

Total futures and forward contracts by country		(6.8)%	$(615,498)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income
Interest income	$616	$902	$1,218	$5,280
Other income	—	—	448	—

Total income	616	902	1,666	5,280

Expenses
Brokerage commissions	73,667	58,139	227,816	224,342
Management fee	53,354	71,885	167,965	225,496
Selling commission	26,528	37,836	84,260	123,698
Incentive Fee	—	—	—	405,490
Operating expenses	17,784	23,962	55,988	75,163
Loss on MF Global	—	—	5,839	—
Other	2,407	4,243	7,358	9,955

Total expenses	173,740	196,065	549,226	1,064,144

Net investment loss	$(173,124)	$(195,163)	$(547,560)	$(1,058,864)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$125,677	$986,236	$(115,098)	$3,220,436
Net change in unrealized appreciation (depreciation) on futures and forward contracts:	366,752	870,265	1,190,437	(514,223)

Net gain on investments	$492,429	$1,856,501	$1,075,339	$2,706,213

Net increase in net assets from operations	$319,305	$1,661,338	$527,779	$1,647,349

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series B-1*	$41.01	$205.46	$58.96	$161.94

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series B-1	$40.56	$195.61	$47.96	$179.66

Net increase in net assets from operations per Unit (based upon weighted average number of units outstanding during period) for Series B-2**	$49.78	$229.20	$88.63	$212.79

Net increase in net assets from operations per Unit (based upon change in net asset value per unit during period) for Series B-2	$49.78	$210.88	$70.66	$206.16

See accompanying notes to unaudited financial statements.

*	Weighted average number of Units outstanding for Series B-1 for the Three Months Ended September 30, 2012 and September 30, 2011: 4,099.83 and 4,648.34, respectively; and for the Nine Months Ended September 30, 2012 and September 30, 2011: 4,293.04 and 5,696.03, respectively.
**	Weighted average number of Units outstanding for Series B-2 for the Three Months Ended September 30, 2012 and September 30, 2011: 3,041.78 and 3,081.49, respectively; for the Nine Months Ended September 30, 2012 and September 30, 2011: 3,108.25 and 3,406.81, respectively.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2012	2011
Increase in net assets from operations
Net investment loss	$(547,560)	$(1,058,864)
Net realized gain (loss) on futures and forward contracts	(115,098)	3,220,436
Net change in unrealized appreciation (depreciation) on futures and forward Contracts	1,190,437	(514,223)

Net increase in net assets from operations	527,779	1,647,349

Capital share transactions
Issuance of Units	770,920	2,071,588
Redemption of Units	(1,475,242)	(5,007,595)

Net decrease in net assets from capital share transactions	(704,322)	(2,936,007)

Net decrease in net assets	(176,543)	(1,288,658)

Net assets, beginning of period	9,540,293	12,958,534

Net assets, end of period	$9,363,750	$11,669,876

Series B-1 Units, beginning of period	4,524.265	5,784.122
Issuance of Series B-1 Units	206.778	1,273.912
Redemption of Series B-1 Units	(705.057)	(2,523.599)

Series B-1 Units, end of period	4,025.986	4,534.435

Series B-2 Units, beginning of period	3,015.557	3,700.480
Issuance of Series B-2 Units	389.874	233.456
Redemption of Series B-2 Units	(363.648)	(971.329)

Series B-2 Units, end of period	3,041.783	2,962.607

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net increase in net assets from operations	$527,779	$1,647,349
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(3,699,241)	(13,098,222)
Maturities of U.S. government securities	6,400,000	14,649,279
Amortization of discounts and premiums	(759)	(1,989)
Due from brokers	1,392,478	(1,193,801)
Unrealized appreciation on open forward contracts	25,528	(33,245)
Unrealized depreciation on open forward contracts	(4,216)	95,278
Futures contracts purchased	(1,645,415)	1,725,629
Futures contracts sold	433,666	(1,273,439)
Incentive fee	—	(210,237)
Management fees payable	(22,365)	(3,105)
Fees payable	(19,947)	(2,939)

Net cash provided by operating activities	3,387,508	2,300,558

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	204,420	1,959,401
Redemptions, net of change in redemptions payable	(1,669,112)	(5,163,497)

Net cash used in financing activities	(1,464,692)	(3,204,096)

Net increase (decrease) in cash	1,922,816	(903,538)

Cash, beginning of period	978,811	1,414,893

Cash, end of period	$2,901,627	$511,355

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. – SERIES A and SUPERFUND GOLD, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2012

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

Recently Issued Accounting Pronouncements

ASU 2011-11

In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S.

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

The Fund follows ASC 820, Fair Value Measurements and Disclosures, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarter ended September 30, 2012, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2012, and December 31, 2011:

Superfund Gold, L.P.

	Balance September 30, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$92,083	$—	$92,083	$—
Futures contracts purchased	2,339,662	2,339,662	—	—

Total Assets Measured at Fair Value	$2,431,745	$2,339,662	$92,083	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$94,342	$—	$94,342	$—
Futures contracts sold	531,698	531,698	—	—

Total Liabilities Measured at Fair Value	$626,040	$531,698	$94,342	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$6,400,000	$—	$6,400,000	$—
Unrealized appreciation on open forward contracts	134,988	—	134,988	—
Futures contracts sold	378,483	378,483	—	—

Total Assets Measured at Fair Value	$6,913,471	$378,483	$6,534,988	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$95,397	$—	$95,397	$—
Futures contracts purchased	2,237,362	2,237,362	—	—

Total Liabilities Measured at Fair Value	$2,332,759	$2,237,362	$95,397	$—

Superfund Gold, L.P. – Series A

	Balance September 30, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$51,923	$—	$51,923	$—
Futures contracts purchased	1,519,786	1,519,786	—	—

Total Assets Measured at Fair Value	$1,571,709	$1,519,786	$51,923	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$54,399	$—	$54,399	$—
Futures contracts sold	286,544	286,544	—	—

Total Liabilities Measured at Fair Value	$340,943	$286,544	$54,399	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$3,700,000	$—	$3,700,000	$—
Unrealized appreciation on open forward contracts	69,300	—	69,300	—
Futures contracts sold	189,971	189,971	—	—

Total Assets Measured at Fair Value	$3,959,271	$189,971	$3,769,300	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$51,238	$—	$51,238	$—
Futures contracts purchased	1,411,823	1,411,823	—	—

Total Liabilities Measured at Fair Value	$1,463,061	$1,411,823	$51,238	$—

Superfund Gold, L.P. – Series B

	Balance September 30, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$5,930,864	$—	$5,930,864	$—
Futures contracts purchased	819,876	819,876	—	—

Total Assets Measured at Fair Value	$6,750,740	$819,876	$5,930,864	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$39,943	$—	$39,943	$—
Futures contracts sold	245,154	245,154	—	—

Total Liabilities Measured at Fair Value	$285,097	$245,154	$39,943	$—

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$2,700,000	$—	$2,700,000	$—
Unrealized appreciation on open forward contracts	65,688	—	65,688	—
Futures contracts sold	188,512	188,512	—	—

Total Assets Measured at Fair Value	$2,954,200	$188,512	$2,765,688	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$44,159	$—	$44,159	$—
Futures contracts purchased	825,539	825,539	—	—

Total Liabilities Measured at Fair Value	$869,698	$825,539	$44,159	$—

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

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of September 30, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2012	Liability Derivatives at September 30, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$92,083	$—	$92,083
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(94,342)	(94,342)
Futures contracts	Futures contracts purchased	2,339,662	—	2,339,662
Futures contracts	Futures contracts sold	—	(531,698)	(531,698)

Totals		$2,431,745	$(626,040)	$1,805,705

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$134,988	$—	$134,988
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(95,397)	(95,397)
Futures contracts	Futures contracts purchased	—	(2,237,362)	(2,237,362)
Futures contracts	Futures contracts sold	378,483	—	378,483

Totals		$513,471	$(2,332,759)	$(1,819,288)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(435,379)	$193,387
Futures contracts	Net realized gain on futures and forward contracts	913,646	978,434

Total		$478,267	$1,171,821

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$286,444	$(41,850)
Futures contracts	Net realized gain (loss) on futures and forward contracts	(687,892)	3,666,843

Total		$(401,448)	$3,624,993

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(255,706)	$78,253
Futures contracts	Net realized gain on futures and forward contracts	2,517,520	1,604,142

Total		$2,261,814	$1,682,395

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$92,885	$(102,193)
Futures contracts	Net realized gain (loss) on futures and forward contracts	6,318,130	(780,905)

Total		$6,411,015	$(883,098)

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of September 30, 2012:

	As of September 30, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$76,179	0.3	$(42,845)	(0.2)	$15,904	0.1	$(51,497)	(0.2)	$(2,259)
Currency	48,288	0.2	(326,298)	(1.2)	24,022	0.1	(1,437)	(0.0)*	(255,425)
Financial	233,281	0.9	(13,853)	(0.1)	—	—	(6,608)	(0.0)*	212,820
Food & Fiber	34,738	0.1	—	—	16,706	0.1	(55,423)	(0.2)	(3,979)
Indices	35,106	0.1	(589,837)	(2.2)	—	—	—	—	(554,731)
Metals	2,755,888	10.2	(2,975)	(0.0)*	—	—	(311,037)	(1.2)	2,441,876
Livestock	53,850	0.2	—	—	14,910	0.1	(174,541)	(0.6)	(105,781)
Energy	124,344	0.5	(12,870)	(0.0)*	—	—	(38,290)	(0.1)	73,184

Totals	$3,361,674	12.5	$(988,678)	(3.7)	$71,542	0.3	$(638,833)	(2.4)	$1,805,705

*	Due to rounding

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$5,543	0.0	*	$(44,476)	(0.2)	$129,445	0.5	$(50,921)	(0.2)	$39,591
Currency	68,883	0.3		(400)	(0.0)*	91,363	0.4	(6,081)	(0.0)*	153,765
Financial	33,539	0.1		(27,659)	(0.1)	—	—	(11,937)	(0.0)*	(6,057)
Food & Fiber	32,513	0.1		(1,800)	(0.0)*	85,412	0.3	(62,115)	(0.2)	54,010
Indices	10,041	0.0	*	(1,848)	(0.0)*	77,622	0.3	(18,751)	(0.1)	67,064
Metals	1,110	0.0	*	(2,265,102)	(8.9)	163,647	0.6	(44,307)	(0.2)	(2,144,652)
Livestock	—	—		—	—	19,430	0.1	(480)	(0.0)*	18,950
Energy	—	—		(86,639)	(0.3)	84,680	0.3	—	—	(1,959)

Totals	$151,629	0.5		$(2,427,924)	(9.5)	$651,599	2.5	$(194,592)	(0.7)	$(1,819,288)

*	Due to rounding

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	86	58	$179,828	$338,488

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	917	869
Financial	2,798	533
Food & Fiber	40	69
Indices	1,622	689
Metals	644	206
Livestock	28	89
Energy	464	308

Totals	6,599	2,821

*	Based on quarterly holdings

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	54	53	$302,988	$304,712

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	783	163
Financial	1,405	390
Food & Fiber	200	77
Indices	453	561
Metals	311	161
Livestock	64	46
Energy	218	489

Totals	3,488	1,940

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(435,379)	$193,387	$(241,992)
Currency	(723,348)	(176,540)	(899,888)
Financial	379,116	231,909	611,025
Food & Fiber	348,496	12,076	360,572
Indices	147,234	(540,502)	(393,268)
Metals	1,558,127	1,451,467	3,009,594
Livestock	(82,950)	(77,591)	(160,541)
Energy	(713,029)	77,615	(635,414)

Total net trading gains	$478,267	$1,171,821	$1,650,088

	For the Nine Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$286,444	$(41,850)	$244,594
Currency	(1,565,482)	(409,190)	(1,974,672)
Financial	843,671	218,877	1,062,548
Food & Fiber	(526,221)	(57,989)	(584,210)
Indices	106,786	(621,795)	(515,009)
Metals	(1,011,165)	4,586,528	3,575,363
Livestock	124,155	(124,731)	(576)
Energy	1,340,364	75,143	1,415,507

Total net trading gains (losses)	$(401,448)	$3,624,993	$3,223,545

	For the Three Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(255,706)	$78,253	$(177,453)
Currency	(791,442)	56,094	(735,348)
Financial	2,943,880	(234,568)	2,709,312
Food & Fiber	(406,064)	165,339	(240,725)
Indices	(203,692)	(322,098)	(525,790)
Metals	2,195,727	499,846	2,695,573
Livestock	(211,200)	11,520	(199,680)
Energy	(1,009,689)	1,428,009	418,320

Total net trading gains	$2,261,814	$1,682,395	$3,944,209

	For the Nine Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$92,885	$(102,193)	$(9,308)
Currency	(330,404)	(351,429)	(681,833)
Financial	3,357,654	(134,801)	3,222,853
Food & Fiber	(644,748)	39,374	(605,374)
Indices	(1,129,675)	(246,451)	(1,376,126)
Metals	5,110,059	(1,174,394)	3,935,665
Livestock	(147,690)	(84,320)	(232,010)
Energy	102,934	1,171,116	1,274,050

Total net trading gains (losses)	$6,411,015	$(883,098)	$5,527,917

Superfund Gold, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of September 30, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2012	Liability Derivatives at September 30, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$51,923	$—	$51,923
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(54,399)	(54,399)
Futures contracts	Futures contracts purchased	1,519,786	—	1,519,786
Futures contracts	Futures contracts sold	—	(286,544)	(286,544)

Totals		$1,571,709	$(340,943)	$1,230,766

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$69,300	$—	$69,300
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(51,238)	(51,238)
Futures contracts	Futures contracts purchased	—	(1,411,823)	(1,411,823)
Futures contracts	Futures contracts sold	189,971	—	189,971

Totals		$259,271	$(1,463,061)	$(1,203,790)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(242,724)	$104,711
Futures contracts	Net realized gain on futures and forward contracts	595,314	700,358

Total		$352,590	$805,069

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$134,463	$(20,538)
Futures contracts	Net realized gain (loss) on futures and forward contracts	(420,813)	2,455,094

Total		$(286,350)	$2,434,556

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(132,628)	$37,751
Futures contracts	Net realized gain on futures and forward contracts	1,408,206	774,379

Total		$1,275,578	$812,130

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$26,624	$(40,161)
Futures contracts	Net realized gain (loss) on futures and forward contracts	3,163,955	(328,714)

Total		$3,190,579	$(368,875)

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of September 30, 2012:

	As of September 30, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$42,893	0.2	$(26,737)	(0.1)	$9,030	0.1		$(27,662)	(0.2)	$(2,476)
Currency	26,313	0.1	(179,962)	(1.0)	13,088	0.1		(745)	(0.0)*	(141,306)
Financial	127,329	0.7	(7,615)	(0.0)*	—	—		(3,482)	(0.0)*	116,232
Food & Fiber	20,025	0.1	—	—	8,848	0.1		(30,998)	(0.2)	(2,125)
Indices	18,720	0.1	(323,062)	(1.8)	—	—		—	—	(304,342)
Metals	1,741,912	9.9	(1,675)	(0.0)*	—	—		(165,862)	(0.9)	1,574,375
Livestock	29,169	0.2	—	—	7,960	0.0	*	(94,383)	(0.5)	(57,254)
Energy	75,808	0.4	(7,176)	(0.0)*	—	—		(20,970)	(0.1)	47,662

Totals	$2,082,169	11.7	$(546,227)	(2.9)	$38,926	0.3		$(344,102)	(1.9)	$1,230,766

*	Due to rounding

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$2,774	0.0	*	$(23,321)	(0.1)	$66,526	0.4	$(27,917)	(0.2)	$18,062
Currency	37,100	0.2		(200)	(0.0)*	47,744	0.3	(3,781)	(0.0)*	80,863
Financial	17,166	0.1		(14,552)	(0.1)	—	—	(6,656)	(0.0)*	(4,042)
Food & Fiber	17,413	0.1		(675)	(0.0)*	44,589	0.3	(32,982)	(0.2)	28,345
Indices	5,624	0.1		(907)	(0.0)*	38,232	0.2	(12,206)	(0.1)	30,743
Metals	1,110	0.0	*	(1,428,849)	(9.0)	88,207	0.6	(25,326)	(0.2)	(1,364,858)
Livestock	—	—		—	—	9,670	0.1	—	—	9,670
Energy	—	—		(45,053)	(0.3)	42,480	0.3	—	—	(2,573)

Totals	$81,187	0.5		$(1,513,557)	(9.5)	$337,448	2.2	$(108,868)	(0.7)	$(1,203,790)

*	Due to rounding

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	45	30	$99,466	$188,230

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	500	468
Financial	1,513	289
Food & Fiber	21	39
Indices	894	367
Metals	359	110
Livestock	15	48
Energy	253	168

Totals	3,600	1,519

*	Based on quarterly holdings

Series A average* monthly contract volume by market sector as of quarter ended September 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	27	26	$149,110	$151,417

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	389	79
Financial	674	183
Food & Fiber	98	38
Indices	219	280
Metals	163	80
Livestock	32	23
Energy	109	242

Totals	1,711	951

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(242,724)	$104,711	$(138,013)
Currency	(392,736)	(97,992)	(490,728)
Financial	202,544	125,242	327,786
Food & Fiber	182,618	5,801	188,419
Indices	102,522	(301,944)	(199,422)
Metals	938,160	963,045	1,901,205
Livestock	(44,540)	(42,224)	(86,764)
Energy	(393,254)	48,430	(344,824)

Total net trading gains	$352,590	$805,069	$1,157,659

	For the Nine Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$134,463	$(20,538)	$113,925
Currency	(809,836)	(222,169)	(1,032,005)
Financial	475,341	120,274	595,615
Food & Fiber	(285,275)	(30,470)	(315,745)
Indices	129,879	(335,085)	(205,206)
Metals	(704,875)	2,939,233	2,234,358
Livestock	62,477	(66,924)	(4,447)
Energy	711,476	50,235	761,711

Total net trading gains (losses)	$(286,350)	$2,434,556	$2,148,206

	For the Three Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(132,628)	$37,751	$(94,877)
Currency	(400,532)	33,714	(366,818)
Financial	1,428,380	(109,352)	1,319,028
Food & Fiber	(203,933)	84,337	(119,596)
Indices	(74,482)	(161,479)	(235,961)
Metals	1,264,940	210,610	1,475,550
Livestock	(106,470)	5,770	(100,700)
Energy	(499,697)	710,779	211,082

Total net trading gains	$1,275,578	$812,130	$2,087,708

	For the Nine Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$26,624	$(40,161)	$(13,537)
Currency	(224,113)	(140,009)	(364,122)
Financial	1,660,487	(59,911)	1,600,576
Food & Fiber	(313,000)	32,614	(280,386)
Indices	(558,303)	(109,231)	(667,534)
Metals	2,738,595	(611,727)	2,126,868
Livestock	(76,910)	(36,820)	(113,730)
Energy	(62,801)	596,370	533,569

Total net trading gains (losses)	$3,190,579	$(368,875)	$2,821,704

Superfund Gold, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of September 30, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2012	Liability Derivatives at September 30, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$40,160	$—	$40,160
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(39,943)	(39,943)
Futures contracts	Futures contracts purchased	819,876	—	819,876
Futures contracts	Futures contracts sold	—	(245,154)	(245,154)

Totals		$860,036	$(285,097)	$574,939

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statements of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$65,688	$—	$65,688
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(44,159)	(44,159)
Futures contracts	Futures contracts purchased	—	(825,539)	(825,539)
Futures contracts	Futures contracts sold	188,512	—	188,512

Totals		$254,200	$(869,698)	$(615,498)

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(192,655)	$88,676
Futures contracts	Net realized gain on futures and forward contracts	318,332	278,076

Total		$125,677	$366,752

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$151,981	$(21,312)
Futures contracts	Net realized gain (loss) on futures and forward contracts	(267,079)	1,211,749

Total		$(115,098)	$1,190,437

Effects of Derivative Instruments on the Statement of Operations for the Quarter Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(123,078)	$40,502
Futures contracts	Net realized gain on futures and forward contracts	1,109,314	829,763

Total		$986,236	$870,265

Effects of Derivative Instruments on the Statement of Operations for the Nine Months Ended September 30, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$66,261	$(62,032)
Futures contracts	Net realized gain (loss) on futures and forward contracts	3,154,175	(452,191)

Total		$3,220,436	$(514,223)

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of September 30, 2012:

	As of September 30, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$33,286	0.4	$(16,108)	(0.2)	$6,874	0.1	$(23,835)	(0.3)	$217
Currency	21,975	0.3	(146,336)	(1.6)	10,934	0.1	(692)	(0.0)*	(114,119)
Financial	105,952	1.1	(6,238)	(0.0)*	—	—	(3,126)	(0.0)*	96,588
Food & Fiber	14,713	0.2	—	—	7,858	0.1	(24,425)	(0.3)	(1,854)
Indices	16,386	0.2	(266,775)	(2.9)	—	—	—	—	(250,389)
Metals	1,013,976	10.8	(1,300)	(0.0)*	—	—	(145,175)	(1.6)	867,501
Livestock	24,681	0.3	—	—	6,950	0.1	(80,158)	(0.9)	(48,527)
Energy	48,536	0.6	(5,694)	(0.1)	—	—	(17,320)	(0.2)	25,522

Totals	$1,279,505	13.9	$(442,451)	(4.8)	$32,616	0.4	$(294,731)	(3.3)	$574,939

*	Due to rounding

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized				Net Unrealized Gains (Losses) on Open Positions
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets
Foreign Exchange	$2,769	0.0	*	$(21,155)	(0.3)	$62,919	0.7	$(23,004)	(0.2)	$21,529
Currency	31,783	0.3		(200)	(0.0)*	43,619	0.4	(2,300)	(0.0)*	72,902
Financial	16,373	0.1		(13,107)	(0.1)	—	—	(5,281)	(0.1)	(2,015)
Food & Fiber	15,100	0.1		(1,125)	(0.0)*	40,823	0.4	(29,133)	(0.3)	25,665
Indices	4,417	0.0	*	(941)	(0.0)*	39,390	0.4	(6,545)	(0.1)	36,321
Metals	—	—		(836,253)	(8.8)	75,440	0.8	(18,981)	(0.2)	(779,794)
Livestock	—	—		—	—	9,760	0.1	(480)	(0.0)*	9,280
Energy	—	—		(41,586)	(0.4)	42,200	0.4	—	—	614

Totals	$70,442	0.5		$(914,367)	(9.6)	$314,151	3.2	$(85,724)	(0.9)	$615,498

*	Due to rounding

Series B average* monthly contract volume by market sector as of quarter ended September 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	41	28	$80,362	$150,258

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	417	401
Financial	1,285	244
Food & Fiber	19	30
Indices	728	322
Metals	285	96
Livestock	13	41
Energy	211	140

Totals	2,999	1,302

*	Based on quarterly holdings

Series B average* monthly contract volume by market sector for quarter ended September 30, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	27	27	$153,878	$153,295

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	394	84
Financial	731	207
Food & Fiber	102	39
Indices	234	281
Metals	148	81
Livestock	32	23
Energy	109	247

Totals	1,777	989

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(192,655)	$88,676	$(103,979)
Currency	(330,612)	(78,548)	(409,160)
Financial	176,572	106,667	283,239
Food & Fiber	165,878	6,275	172,153
Indices	44,712	(238,558)	(193,846)
Metals	619,967	488,422	1,108,389
Livestock	(38,410)	(35,367)	(73,777)
Energy	(319,775)	29,185	(290,590)

Total net trading gains	$125,677	$366,752	$492,429

	For the Nine Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$151,981	$(21,312)	$130,669
Currency	(755,646)	(187,021)	(942,667)
Financial	368,330	98,603	466,933
Food & Fiber	(240,946)	(27,519)	(268,465)
Indices	(23,093)	(286,710)	(309,803)
Metals	(306,290)	1,647,295	1,341,005
Livestock	61,678	(57,807)	3,871
Energy	628,888	24,908	653,796

Total net trading gains (losses)	$(115,098)	$1,190,437	$1,075,339

	For the Three Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(123,078)	$40,502	$(82,576)
Currency	(390,910)	22,380	(368,530)
Financial	1,515,500	(125,216)	1,390,284
Food & Fiber	(202,131)	81,002	(121,129)
Indices	(129,210)	(160,619)	(289,829)
Metals	930,787	289,236	1,220,023
Livestock	(104,730)	5,750	(98,980)
Energy	(509,992)	717,230	207,238

Total net trading gains	$986,236	$870,265	$1,856,501

	For the Nine Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$66,261	$(62,032)	$4,229
Currency	(106,291)	(211,420)	(317,711)
Financial	1,697,167	(74,890)	1,622,277
Food & Fiber	(331,748)	6,760	(324,988)
Indices	(571,372)	(137,220)	(708,592)
Metals	2,371,464	(562,667)	1,808,797
Livestock	(70,780)	(47,500)	(118,280)
Energy	165,735	574,746	740,481

Total net trading gains (losses)	$3,220,436	$(514,223)	$2,706,213

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of September 30, 2012 and December 31, 2011, there were no amounts due to brokers.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum), when considered together, not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income or any changes in net asset due to changes in value of the Fund’s dollar for dollar gold position. Trading losses will be carried forward and no further performance/incentive fee may be paid until prior losses have been recovered. In addition, Superfund Asset Management, LLC, an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA an entity related to Superfund Capital Management by common beneficial ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commission” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds of such Unit.

As of September 30, 2012, Superfund Capital Management owned 514.918 Units of Series A-1, representing 5.90% of the total issued Units of Series A-1, and 434.258 Units of Series B-1, representing 10.79% of the total issued Units of Series B-1, having a combined value of $1,388,902.97. Gains allocated to Units of Series A-1 and Series B-1 owned by Superfund Capital Management were $57,947.47 for the quarter ended September 30, 2012. Superfund Capital Management did not make any contributions to or withdrawals from any Series during this period.

8.	Financial highlights

Financial highlights for the period January 1 through September 30, 2012 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*

Total return before incentive fees and MF Global	7.6%	9.3%	3.9%	5.5%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global	0.0%	0.0%	(0.1)%	(0.1)%

Total return after incentive fees	7.6%	9.3%	3.8%	5.4%

Ratios to average partners’ capital
Operating expenses before incentive fees and MF Global	5.4%	3.9%	6.2%	4.6%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.0%	0.0%	0.1%	0.1%

Total expenses	5.4%	3.9%	6.3%	4.7%

Net investment loss	(5.4)%	(3.8)%	(6.1)%	(4.7)%

Net asset value per unit, beginning of period	$1,496.15	$1,625.63	$1,241.61	$1,300.90
Net investment loss	(85.75)	(67.18)	(80.78)	(64.59)
Net gain on investments	199.36	217.06	128.74	135.25

Net asset value per unit, end of period	$1,609.76	$1,775.51	$1,289.57	$1,371.56

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)**	$112.40	$151.90	$58.96	$88.63

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$113.61	$149.88	$47.96	$70.66

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Financial highlights for the period January 1 through September 30, 2011 are as follows:

	2011
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	13.5%	15.3%	17.4%	18.5%
Incentive fees	1.5%	1.8%	4.1%	3.7%

Total return after incentive fees	12.0%	13.5%	13.3%	14.8%

Ratios to average partners’ capital
Operating expenses before incentive fees	6.7%	4.6%	7.4%	5.3%
Incentive fees	1.4%	1.7%	3.1%	3.0%

Total expenses	8.1%	6.3%	10.5%	8.3%

Net investment loss	(6.6)%	(4.6)%	(7.4)%	(5.3)%

Net asset value per unit, beginning of period	$1,566.65	$1,671.00	$1,351.21	$1,389.80
Net investment loss	(106.66)	(90.74)	(122.82)	(102.90)
Net gain on investments	295.04	317.11	302.49	309.06

Net asset value per unit, end of period	$1,775.03	$1,897.37	$1,530.88	$1,595.96

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)**	$183.05	$204.67	$161.94	$212.79

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$188.38	$226.37	$179.67	$206.16

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Financial highlights for the period July 1 through September 30, 2012 are as follows:

	2012
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	5.1%	5.6%	3.2%	3.8%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	5.1%	5.6%	3.2%	3.8%

Ratios to average partners’ capital
Operating expenses before incentive fees	1.8%	1.3%	2.1%	1.6%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	1.8%	1.3%	2.1%	1.6%

Net investment loss	(1.8)%	(1.3)%	(2.1)%	(1.6)%

Net asset value per unit, beginning of period	$1,531.42	$1,680.65	$1,249.01	$1,321.78
Net investment loss	(28.25)	(22.11)	(26.46)	(21.25)
Net gain on investments	106.59	116.97	67.02	71.03

Net asset value per unit, end of period	$1,609.76	$1,775.51	$1,289.57	$1,371.56

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)**	$78.40	$95.16	$41.01	$49.78

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$78.34	$94.86	$40.56	$49.78

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Financial highlights for the period July 1 through September 30, 2011 are as follows:

	2011
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	12.2%	12.8%	14.6%	15.2%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	12.2%	12.8%	14.6%	15.2%

Ratios to average partners’ capital
Operating expenses before incentive fees	6.5%	4.5%	7.2%	5.1%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	6.5%	4.5%	7.2%	5.1%

Net investment loss	(6.5)%	(4.4)%	(7.2)%	(5.1)%

Net asset value per unit, beginning of period	$1,564.27	$1,682.68	$1,335.27	$1,385.08
Net investment loss	(29.16)	(21.46)	(27.91)	(20.72)
Net gain on investments	219.92	236.15	223.52	231.60

Net asset value per unit, end of period	$1,755.03	$1,897.37	$1,530.88	$1,595.96

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)**	$180.47	$191.48	$205.46	$229.20

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit)	$190.76	$214.69	$195.61	$210.88

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

9.	Financial instrument risk

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $3,341,133 and $1,533,169, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $92,083 and $94,342, respectively, at September 30, 2012.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $2,069,172 and $835,930, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $51,923 and $54,399, respectively, at September 30, 2012.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $1,271,961 and $697,239, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $40,160 and $39,943, respectively, at September 30, 2012.

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

The majority of these instruments mature within one year of September 30, 2012. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2012, subscriptions totaling $578,088 in the Fund have been accepted and redemptions over the same period totaled $484,660. For the quarter ended September 30, 2012, subscriptions totaling $535,338 in Series A-1, $20,000 in Series A-2, $22,750 in Series B-1, and $0 in Series B-2 have been accepted and redemptions over the same period totaled $227,950 in Series A-1, $111,449 in Series A-2, $145,261 in Series B-1 and $0 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward markets using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012

Series A:

Net results for the quarter ended September 30, 2012 were a gain of 5.1% in net asset value for Series A-1 and a gain of 5.6% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $869,459. This increase consisted of interest income of $742, other income of $1, trading gains of $1,157,659 and total expenses of $288,943. Expenses included $97,456 in management fees, $32,486 in operating expenses, $69,139 in selling commissions, $87,909 in brokerage commissions and $1,953 in other expenses. At September 30, 2012, the net asset value per Unit of Series A-1 was $1,609.76 and the net asset value per Unit of Series A-2 was $1,775.51.

Series B:

Net results for the quarter ended September 30, 2012 were a gain of 3.2% in net asset value for Series B-1 and a gain of 3.8% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $319,305. This increase consisted of interest income of $616, trading gains of $492,429 and total expenses of $173,740. Expenses included $53,354 in management fees, $17,784 in operating expenses, $26,528 in selling commissions, $73,667 in brokerage commissions and $2,407 in other expenses. At September 30, 2012, the net asset value per Unit of Series B-1 was $1,289.57 and the net asset value per Unit of Series B-2 was $1,371.56.

Nine Months Ended September 30, 2012

Series A:

Net results for the nine-month period ended September 30, 2012 were a gain of 7.6% in net asset value for Series A-1 and a gain of 9.3% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $1,275,666. This increase consisted of interest income of $1,330, other income of $520, trading gains of $2,148,206 and total expenses of $874,390. Expenses included $292,392 in management fees, $97,464 in operating expenses, $206,653 in selling commissions, $265,548 in brokerage commissions and $5,408 in other expenses. At September 30, 2012, the net asset value per Unit of Series A-1 was $1,609.76 and the net asset value per Unit of Series A-2 was $1,775.51.

Series B:

Net results for the nine-month period ended September 30, 2012 were a gain of 3.9% in net asset value for Series B-1 and a gain of 5.5% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $527,779. This increase consisted of interest income of $1,218, other income of $448, trading gains of $1,075,339 and total expenses of $549,226. Expenses included $167,965 in management fees, $55,988 in operating expenses, $84,260 in selling commissions, $227,816 in brokerage commissions and $7,358 in other expenses. At September 30, 2012, the net asset value per Unit of Series B-1 was $1,289.57 and the net asset value per Unit of Series B-2 was $1,371.56.

Fund results for the 3rd Quarter 2012:

In September, the Fund’s trading strategies produced negative results as the expansion of accommodative policies by central bankers led investors to add risk. Optimism that followed the European Central Bank’s (“ECB”) decision to buy Spanish and Italian bonds was amplified by the U.S. Federal Reserve’s (the “Fed”) announcement of a third round of quantitative easing (“QE3”), lifting equities worldwide. The Fed revealed an open-ended plan to buy mortgage-backed securities while holding the federal funds rate near zero through at least mid-2015. The Bank of Japan’s (the “BOJ”) move to add 10 trillion yen to their asset purchase program and China’s openness to stimulus further supported stocks. Base metals climbed on hopes for increased demand while gold and silver benefited as inflation hedges. NY crude topped $100/bbl before growing stockpiles and the end of the summer driving season helped to reverse the trend. Natural gas rallied to a 2012 high on below normal gains in inventory ahead of the winter heating season. The Fund’s short-term strategies posted mixed results with gains in metals and losses in currencies. The Fund’s bond positions produced moderate losses in September as central bank intervention drove market movement. German bund yields climbed sharply as the ECB’s plan to purchase Italian and Spanish debt reduced safe-haven demand. Bund futures reached 3-month lows before concern over austerity measures within Spain’s 2013 budget and its ability to cooperate with the ECB sparked anxieties and reversed the move. After dipping 1.5%, U.S. 10-year note futures recovered to nearly unchanged on higher than expected U.S. jobless claims. The BOJ also eased, adding 10 trillion yen to its existing asset purchase program, suppressing Japanese Government Bonds (“JGB”) yields. The Fund’s allocation to currencies underperformed in September as the U.S. dollar lost ground against all major currencies in response to the Fed stimulus. Market expectations for QE3 proved to be correct as a weak employment data prompted further injections of liquidity. The Fed moved its focus to the mortgage market, announcing open-ended monthly purchases of $40 billion in mortgage backed securities. The ECB implemented a broad bond purchase program but stopped short of lowering interest rates. These moves prompted a decline in the U.S. dollar versus the euro (+2.2%) and the British pound versus the U.S. dollar (+1.6%). The Canadian dollar (+0.3%) strengthened versus the U.S. dollar as jobs data was better-than-expected. In Japan, the expansion of the BOJ’s bond purchase program led to volatile month for the yen (+0.5% versus the U.S. dollar). The Fund’s positions in the metals sector generated positive results in September as plans for open-ended asset purchases by U.S. and European central bankers and new infrastructure spending in China lifted both precious and base metal alike. Disappointing U.S. jobs data fueled growing expectations for monetary stimulus while China’s approval of new infrastructure spending supported metals early. Metals spiked higher following the announcement of QE3 with London Metal Exchange (“LME”) Aluminum (+11.3%) posting 11 consecutive gains, its longest rally in 25 years. LME and COMEX gained 7.7% and 8.7% respectively on anticipated raw material demand. Labor unrest in South Africa forced the closure of mines owned by Anglo American Platinum, the world’s top producer. Platinum was up 19.2% since August 16. The Fund’s allocations to the energies sector yielded disappointing results in September as the 30% climb in crude since June abruptly reversed on demand concerns and a build in supplies. Saudi Arabia’s commitment to increase production, concern over a Spanish bailout and a reduced profit outlook from economic bellwether Fedex sent prices lower. The September 19 inventory report showed a build of +8.53M bbl, culminating in a 4.4% decline for crude. Gasoline strengthened against crude, climbing 1.2%, as refining capacity remained constrained. Heating oil also gained as the winter heating season draws near. Natural gas (+12.1%) finished at 2012 highs on news that stockpiles will fall short of capacity prior to winter. The Fund’s perpetual long gold position produced strong results as investors flocked to gold in order to hedge away inflation risk brought on by the currency debasing polices of the ECB and the Fed. Gold’s attraction as a value store drove it 5.1% higher, reaching a 6-month high ($1,787 Troy oz). The quarterly gain of 11% was its best since June of 2010.

In August, apart from its perpetual long gold position, the Fund’s strategies produced moderately disappointing results as guidance from central bankers increased investor appetite for risk. ECB president Mario Draghi’s late July statement that the he would do “whatever it takes” to preserve the euro proved to be the driving force behind a rally in European equity markets. German Chancellor Angela Merkel reaffirmed her country’s support for the ECB’s approach, increasing expectations for monetary stimulus. U.S. equities rallied in tandem with Europe, aided by a series of positive economic data, with the Standard & Poor’s 500 (“S&P 500”) reaching a four-year high. Fed minutes released in advance of the highly anticipated Jackson Hole symposium revealed the Federal Open Market Committee’s (“FOMC”) intention to implement a third round of quantitative easing unless the strength and pace of economic recovery improves soon. Energy markets rallied markedly, lifted by U.S. and euro-zone optimism, heightened tensions in the Middle East, and the falling U.S. dollar. The drought gripping the U.S. Midwest drove corn and soybean to all-time highs. The Fund’s short-term strategies underperformed with losses in equities, energies and currencies. The Fund’s positions in equities underperformed in August as European leaders worked to improve the region’s fiscal position, reducing anxiety over euro-zone debt issues. Yields in Spain and Italy fell back on increasing expectations that the ECB will take action to avoid default. Equities in the (United Kingdom (“U.K”) (+1.8%), Italy (+8.9%), and Spain (+10.5%) all finished with gains in spite of weak economic data. France (+3.6%) and Germany (+2.7%) managed to avoid recession during the second quarter, outperforming their neighbors in the European Union (the “EU”). In the U.S., the S&P 500 (+2.2%) also gained, posting a four-year high. Asian equities in Japan (+1.6%) and Taiwan (+3.3%) finished on the plus side while stocks in China (-4.3%) fell as exports slowed. The Fund’s bond positions posted disappointing results in August as U.S. treasuries sold off steadily throughout the first half of the month in response to positive economic data and euro-zone optimism. Retail sales rose for the first time in four months while an encouraging 1.8% gain in housing prices signaled a strengthening economy. Reduced demand for safe-haven assets lifted U.S. 10-year note yields to an intraday three-month high of 1.86% before falling after Fed minutes alluded to the possible need for further stimulus. Positive economic news in Europe also contributed to risk appetite with better-than-expected gross domestic product (“GDP”) data from Germany (+0.3%) and France (unchanged), pressuring German bunds. The Fund’s positions in the energies sector benefited in August as the uptrend in the crude oil complex that began in July continued. Stronger employment data in the U.S. and an easing of European economic fears boosted the crude market early on expectations for increased demand. Inventory reports showed both crude and heating oil shrunk with heating oil inventories falling to a seasonally adjusted 4-year low. Tensions in the Middle East showed no signs of abating as hostilities continued to escalate in Syria. Crude prices climbed 9.6% while heating oil rose 11.5%. Natural gas prices fell back sharply, -12.8% to $2.799 per million British thermal unit (“btu”), as the supply glut rose still further and temperatures moderated. The Fund’s allocation to currencies produced negative results in August. High expectations on the latest ECB meeting went unmet as little new information was revealed and rates were left unchanged. Germany’s firm support of the euro and Greece’s reaffirmed dedication to meeting bailout targets, bolstered confidence. As a result, both the euro (+2.2%) and British pound (+1.3%) gained ground versus the U.S. dollar. The U.S. dollar (-1.8%) was mostly weaker as the slow pace of U.S. growth prompted the FOMC to suggest that additional stimulus might be necessary to spur a sustainable recovery. The Australian dollar (-1.5%) fell as weakening Chinese demand threatened to dampen exports. The Japanese yen (-0.3%) lost ground early on weak economic data but quickly rebounded. The Fund’s perpetual long gold position posted strong gains in August as gold regained its preferred status as an inflationary hedge. Bulls betting on monetary easing were rewarded when Fed minutes predicted additional stimulus measures if the U.S. economy failed to show signs of durable growth soon. Gold had its best month since January, gaining 4.6%.

In July, the Fund’s trading strategies returned to positive territory as capital preservation was the primary goal for investors. Unsustainable debt in Spain had government officials considering all options including bailout, default, or even leaving the euro while Greece’s troika of creditors found the country to be falling short of budgetary targets required for their 240 billion euro rescue package. China’s growth slowed to 7.6%, a three-year low, prompting two rate cuts so far this year. Investors seeking refuge redirected cash into safe haven debt instruments, pushing yields to record lows. In the U.S., the Great Plains growing region is facing the worst drought since 1956. Less than one-third of the U.S. corn and soybean crop is in good condition, propelling both markets to all-time highs. The Fund’s short-term strategies produced mixed results with gains in interest rates and losses in metals. The Fund’s equity positions underperformed in July. Volatility persisted as the overhang of European economic difficulties and slowing global growth continued to weigh on markets. Spain’s Ibex35 (-4.0%) fell to its lowest point since 2003 while the Italian Mib40 (-3.0%) reached an all-time low, prompting regulators to reinstitute short-sale bans in both countries. In the U.S., the Dow Jones Industrial Average (the “Dow”) (+1.1%) was supported by a drop in jobless claims and encouraging durable goods data. In China (+1.1%), slowing growth prompted a second cut to its key lending rate while Japanese stocks (-3.7%) lost ground, pressured by the yen’s appreciation. The Fund’s bond positions were profitable in July as investors poured money into safe-haven debt instruments despite record low yields. Spain remains at the center of Europe’s economic woes with 10-year bond yields reaching 7.75%, a euro-era record. In response, investment into German bunds increased, which twice touched a record low yield of 1.127%. British Long Gilts (+2.3%) also benefited from safe-haven inflows as Bank of England officials announced another 50 billion pounds in quantitative easing. Robust demand for the safety of U.S. debt drove 10-year and 30-year yields to record lows as well, at 1.379% and 2.4405% respectively. The Fund’s allocation to short-term interest rates generated positive returns in July as markets welcomed action from the ECB while looking to the Fed to follow suit. The ECB cut its benchmark lending rate to a record low of 0.75% and its overnight deposit rate to 0% in an effort to stave off recession. Speculation for further cuts drove the Euribor rate to a record low of 0.401%. Markets expect the Fed may now reconsider cutting the IOER (interest on excess reserves) from 0.25% in order to incentivize banks to reallocate reserves away from the Fed and into higher yielding areas. Anticipation for an IOER cut, coordinated with additional Fed tools, lifted Eurodollar futures. The Fund’s allocation to currencies produced moderate gains in July as global economic uncertainly drove money flows into safe-haven sovereign currencies at the expense of the euro. A permanent solution to the debt issues that plague southern Europe remained elusive, pushing the euro to a two-year low versus the U.S. dollar ($1.2043/euro). The yen maintained its favored status, up 7.2% since mid-March, while the Aussie dollar (+2.9%) also remained strong. The Canadian dollar (+1.5%) approached parity with its U.S. counterpart on relative economic outperformance. The Fund’s strategies produced strong returns in grains in July as the U.S. Midwest is experiencing its worst drought in nearly six decades. As of July 30th, only 25% of the crop was in good condition, the lowest since 1988. The USDA lowered yield estimates 12% to and is expected to make another significant cut in August. December corn gained 27% in July and is 59% higher since mid-June. It is likely that later maturing soybeans will be equally affected by the drought. The most active corn and soybean contracts posted all-time highs of $8.20  1/2 and 16.91  1/2 a bushel respectively. The Fund’s positions in the metals sector underperformed in July as Comex gold continued to trade in a narrow range and global instability hurt base metal demand. LME warehouse zinc (-1.9%) supplies surpassed one million metric tons for the first time in 17 years while copper imports to China fell to a 10-month low. Comex copper declined 2.1%, closing at $341.75/lb. Gold was confined to a 4.6% range as traders awaited signals from central bankers towards easing policies. The Fund’s allocation to the energy sector yielded disappointing results in July as crude oil mounted a rally from the dramatic decline over the last several months. Short-covering helped to start prices moving up early in the month as speculators sought to lock in gains. Rising political tensions between Israel and Iran helped to reinforce the rally with unrest in Syria increasing the likelihood of a near-term supply disruption. RBOB gasoline (+6.9%) and heating oil (+5.4%) moved up sharply in step with crude, in spite of ample supplies. Natural gas (+13.6%) rebounded further from lows as hot weather drove up cooling demand from utilities. The Fund’s perpetual long gold position posted modest gains in July as gold remained bound to its established trading range, crossing the $1,600/troy oz. level ten times since early May. Forecasters disagree on market direction with bulls anticipating central bankers being forced to implement further monetary easing while bears cite waning interest and preference for the U.S. dollar.

For the third quarter of 2012, the most profitable market group overall was the money market sector while the greatest losses were attributable to positions in the currencies sector.

Fund results for 2nd Quarter 2012:

In June, the Fund’s trading strategies yielded disappointing results as market sensitivity to European debt crisis news led to choppy market conditions. Investor focus remained on troubled European economies, with eyes turned to faltering Spain. Moody’s downgrade of Spanish sovereign debt was followed by rating reductions for numerous Spanish lenders. Depressed European indices reacted positively to EU summit agreements to reduce funding costs for Spain and Italy. U.S. stocks rallied in anticipation of QE3 but were disappointed as the Fed offered only an extension of the Operation Twist program. Commodity demand remains weak as supplies build in base metals and energies. U.S. crude inventories are at their highest since 1990 as growth in consumption is met with greater gains in production. The Fund’s short-term trading strategies also underperformed. The Fund’s allocation to equities underperformed in June due to volatile and directionless trading as European economic conditions weighed on global markets. Uncertainty over Greek elections eased as pro-EU moderates prevailed while business confidence in Germany hit a two-year low. European equities rose at the end of the month, as EU summit leaders eased repayment terms for Spanish banks. In the U.S., the Dow rose 3.4% but gains were tempered by poor unemployment and weak consumer confidence. China reacted to slowing growth by cutting its key interest rate. The Australian SPI fell 0.4% despite surprise gains in GDP and employment, while the Japanese Nikkei climbed 5.6% on expectations for further stimulus. The Fund’s bond portfolio experienced losses in June as the recent rally stagnated due to a lack of substantial central bank stimulus. Investors hoping for new asset purchases from the Fed were disappointed as they chose only to expand their Operation Twist program by $267 billion. Europe’s bond rally also retreated as area-wide interest rates climbed in response to the increasingly insolvent Spanish banking sector. While bond rallies in the U.S. and Europe cooled, Japanese 10-year bond futures continued higher with yields reaching 0.79%, the lowest since 2003. The Fund’s allocation to currencies produced negative results in June as the U.S. dollar declined versus major currencies. The euro (+2.4% against the U.S. dollar) finished in positive territory while remaining under pressure due to the unresolved debt crisis. Spanish bank insolvency and unsustainable sovereign debt had sent the euro to 23-month low before regaining ground. The Swiss franc (+2.5%) gained against the dollar while holding steady against the euro. The British pound (+1.7%) rose versus the dollar after May’s sharp decline while also gaining favor versus the euro. The Fund’s grain allocations generated moderate losses in June as hot and dry conditions in the U.S. threatened to damage the largest projected corn crop since 1937. December corn surged 21.6% as the market digested rapidly deteriorating crop conditions. Soybeans (+12.4%) trailed corn higher, tempered by hopes that the later developing crop still has time to recover. The Fund’s positions in the metals sector generated moderately negative results in June as gains in short base metal positions were offset by losses in range-bound COMEX gold (-0.4%). Demand for base metals has suffered as Chinese growth has slowed and the broader world economy has failed to show significant signs of recovery. After spending nearly the entire month in negative territory, however, base metals took part in a global rally spurred by European leaders’ agreement on short-term measures to assist Spanish banks. The Fund’s allocation to the energy sector produced gains in June as weak demand and ample supplies pushed prices lower. Global economic weakness continues to be the key driver of prices near-term as slowing global growth has hurt overall energy demand. Crude oil touched an eight-month low of $77.28/bbl with supplies reaching 22-year highs. Gasoline (-3.5%) fell as U.S. supplies rose more than expected and demand remains soft. Heating oil (-0.4%) also suffered from a rise in inventories and warm temperatures. The Fund’s perpetual long gold position posted disappointing results in June as conflicting market influences produced trendless trading. The supportive effects of central bank reserve purchases, a weaker dollar and lackluster U.S. economic data were counteracted by the lack of new stimulus from the Fed and reduced demand out of India, the world’s top consumer.

In May, the Fund’s trading strategies produced strong results as uncertainty and eroding optimism dominated market sentiment, sending investors on a broad-based flight to safety. Falling business confidence in Germany, rising euro-zone unemployment, and a shrinking manufacturing sector led to dramatic risk reduction across all sectors. The euro decreased to a nearly two-year low as investors sought the safety of the U.S. dollar, pressuring commodities. The S&P GSCI index of 24 commodities plunged 13%, its worst month since the recession of 2008. Demand for capital preservation drove yields of safe-haven debt instruments to all-time lows. The Fund’s short-term models enhanced monthly gains with profitable positions in CME Australian dollar, COMEX gold and CBT U.S. T-Bonds. The Fund’s equity positions excelled in May as markets fell sharply on weakening economic conditions. European economies continued to soften with negative quarterly GDP and falling indices in the U.K. (-7.5%), Italy (-10.4%), Spain (-11.8%), and Greece (-30.6%). Even though Germany managed to show slight positive GDP growth of .5%, Dax futures fell 7.9%. The possibility of a Greek departure from the euro-zone increased as economic and political pressures mount. In the U.S., the Dow slipped 5.3% as factory orders fell 1.5% and leading indicators slipped 0.1%, leaving only modest growth expectations for the near-term. The U.S. added 115,000 jobs in April, the fewest since October, 2011. Shares across Asia were decidedly weak with the Hang Seng (-11.5%), Nikkei (-10.2%), and MSCI Taiwan (-3.5%) sinking on weakening export demand. The Fund’s bond exposure returned substantial profits in May as the risk-off trade prevailed in response to the unresolved debt crisis in Europe. Elevated fears that Greece may leave the euro-zone and an increasingly troubled Spanish banking sector combined to lift borrowing costs for at-risk sovereigns. Fear-driven investment poured into safe-haven assets in Germany, the U.S., and Australia. German 10-year bund futures (+3.5%) rose to all-time highs. In the U.S., strong demand for safety pushed the benchmark 10-year note to a record low of 1.5309% with 30-year yields approaching their 2008 bottom. The Fund’s allocations to currencies yielded strong results in May as the U.S. dollar advanced sharply in a general flight to safety. Heightened European instability and slowing global growth hurt equity markets while driving the Dollar Index to a 5.4% gain and a 21-month high. The euro slid 6.6% against the U.S. dollar as regional unemployment hit 10.9%, a 15-year high. U.K. retail sales dropped the most over two years, pushing the British pound 5.0% lower versus the U.S. dollar. The Australian dollar fell 6.2% as the Reserve Bank of Australia (“RBA”) unexpectedly cut its key lending rate 50 basis points to 3.75%. Only the Japanese yen (+1.8%) managed to rise against the U.S. dollar in relatively quiet trade. The Fund’s positions in the metals sector generated significant gains in May. Precious and industrial metals fell as a risk-off mentality began to permeate futures markets once again on renewed fears of a global economic recession. Euro-zone service and manufacturing sector data showed contraction for the ninth consecutive month, adding to concerns about the health of the global economy. Manufacturing data in China continued to reveal slowing growth, pushing down industrial metal. LME and COMEX copper fell for four consecutive weeks while LME aluminum slumped 5.9%. All base metals, with the exception of zinc, established new lows for 2012 in May, as did COMEX gold (-6.1%) and silver (-10.3%). The Fund’s allocation to the energy sector produced robust gains, benefitting from the sharp decline in the petroleum complex as ample supply and slack demand pressured prices. After several months of consolidation in crude, technical breaks below support levels led to a significant decline in both NYMEX and Brent futures, dropping 17.5% and 14.7% respectively. In natural gas, the well-established down-trend was finally broken as multi-year lows spurred buying interest. Mild spring weather and warm near-term forecasts helped support prices on increased cooling needs. The Fund’s perpetual long gold position underperformed in May as gold experienced its worst month in 11 years. Investors concerned over the European debt crisis favored the perceived safety of the U.S. dollar over alternative assets such as precious metals.

In April, the Fund’s trading strategies produced mixed results as markets digested signs of moderating growth and concerns over European sovereign debt. Minutes from a meeting of the Fed revealed the U.S. central bank will refrain from additional stimulus unless the economy wavers, sparking concern over growth and demand for raw materials. Upticks in weekly jobless claims and weak sales of previously-owned homes added to bearish sentiment. Chinese GDP grew 8.1%, the slowest pace in nearly three years as the country seeks to rebalance its economy away from exports and towards domestic consumption. Tenuous optimism in Europe gave way to increasing instability as austerity measures and ECB efforts to spur growth have yet to solve the regions debt woes, punctuated by S&P’s downgrade of Spanish debt. Investment flowed into safe-haven debt instruments of the U.S., Germany, and Australia in response to the weakness. The Fund’s bond exposure produced robust returns in April as investment poured into safe-haven assets on renewed euro-zone weakness and concerns over slowing growth. Spain’s soaring unemployment (24.4%), contracting GDP (-0.3%), and alarming spike in non-performing loans led to poor debt auctions as their 10-year yield climbed back above 6%. Resurging peripheral debt woes sent investors flocking to the security of German bunds (+1.9%). British Long Gilts also benefited from safe-haven inflows but performance was muted due to negative GDP growth in the U.K. Despite mixed economic signals and signs of stagnation, the U.S. maintained its favored position relative to struggling European economies, driving demand for U.S. debt. Australian debt yields fell to record lows as easing inflation data is widely expected to prompt a rate cut from the RBA at its next meeting. The Fund’s allocation to foreign exchange markets underperformed in April as markets ended little changed in volatile trade. Concerns over sovereign debt and slowing economic growth left European currencies seeking solid direction. The euro (-0.7%) fell modestly as economic indicators softened and Spain’s debt was downgraded. The Swiss franc (-0.5%) fell against the U.S. dollar after reversing early month gains. The British pound (+1.5%) gained against the U.S. dollar and the euro (+2.2%) on expectations the Bank of England will not pursue further stimulus. The Australian dollar (+1.0%) continued its position as a favored currency with the RBA keeping rates unchanged as their economy sustains growth. The Canadian dollar (1.1%) also appreciated as unemployment there fell to 7.2%. The Japanese yen (+3.8%) regained ground from its recent decline as the Bank of Japan remains focused on easing in an effort to strengthen growth prospects. The Mexican peso (-1.5%) fell back on worries global growth concerns will dampen exports. The Fund’s positions in the metals sector generated moderate losses in April due to sharp reversals in the LME and COMEX copper markets. Poor U.S. monthly payroll and industrial production figures, slowing Chinese growth and heightened euro-zone debt concerns drove copper 6.6% lower to 3-month lows before being turned markedly higher on falling inventories. LME copper stockpiles dropped to 241,550 tons, the lowest level since November of 2008 and down 30% since January as miners struggle to keep pace with consumption. COMEX copper posted five consecutive gains at month’s end, its longest rally since August, to close nearly unchanged. Short positions in

COMEX silver (-4.7%) helped to offset losses while COMEX gold (-0.3%) had its smallest monthly change since March of 2010 as traders waited for clarity on global economic conditions. The Fund’s allocation to the energy sector yielded losses in April as encouraging U.S. manufacturing and consumer spending supported energy markets despite reduced geopolitical risk, slowing growth in China, and renewed recession fears in Europe. NYMEX crude posted its least volatile month in 17 years, trading in a 4.8% range, tightly bound by its 100 and 50-day moving averages. Weekly inventories (373 million barrels) reached an 11-month high as Chinese manufacturing contracted for the sixth straight month. Brent crude’s premium over West Texas Intermediate (“WTI”) shrunk to as little as $13.61, the smallest margin since January, as Spain and the U.K. slid back into recession and negotiations with Iran showed promise. The Fund’s perpetual long gold position was relatively flat in April, as gold traded in its tightest range (4.3%) since August of 2009 due to languid investor and physical interest. Gold closed at $1664.20/oz., just below its 200-day moving average and down 7.2% from the 2012 high.

For the second quarter of 2012, the most profitable market group overall was the bonds sector while the greatest losses were attributable to positions in the grains sector.

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The U.S. economy sustained momentum, adding another 227,000 jobs for its best six-month streak since May of 2006. Retail sales climbed 1.1%, the most in five months, reflecting consumer confidence despite rising gas prices. In contrast, commodity-driven economies such as Australia felt the effects of reduced base-metal demand, while euro-zone GDP unexpectedly contracted as the region struggled to contain its debt crisis. Crude oil declined as the impact of Iranian tensions receded when compared to slowing global demand and ample supplies. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the Fed reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The ECB continued to hold the line on interest rates, keeping its discount rate at 1%. The euro and British pound finished unchanged versus the U.S. dollar after declines of 2%. The Australian dollar (-4.4%) fell on weak GDP, an unexpected rise in unemployment, as well as softening commodity exports. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. JGB came under pressure as the BOJ resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. JGB yields rose to 1.056%, the highest since December 2011. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. Markets quickly reversed on China’s shrinking economy and the possible need for further Greek debt restructuring. The FTSE (-2.1%), Amsterdam EOE Index (-1.2%), and Euro Stoxx (-4.5%) all finished lower. The Dow (+1.2%) and S&P 500 (+2.5%) rose to four-year highs. Asian shares were mostly lower, pressured by the slowdown in China. China’s H-Shares (-10.9%) sank on weaker-than-expected housing and auto data with stocks in Singapore (-1.1%), Taiwan (-2.5%) and India (-2.3%) also lower. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions. The Fund’s perpetual long gold position underperformed in March as investors exited the precious metal in exchange for risk. The steady pace of upbeat economic reports in the U.S., including consumer spending and confidence, fed growing optimism over the stability of the world’s largest economy.

In February, the Fund’s trading strategies generated solid returns as geopolitical and economic forces pushed energies and equities decidedly higher. Intensifying tensions with Iran over their nuclear program injected risk premium into oil markets, driving crude prices to multi-month highs. Meanwhile, a wave of hopeful economic data and the long-awaited second Greek bailout lifted stocks. U.S. unemployment fell for a fifth straight month, adding 234,000 jobs while U.S. consumer confidence posted its longest streak of gains since 1997. The Nasdaq Stock Market (the “Nasdaq”) hit 11-year highs and the Dow closed above 13,000 for the first time since 2008. The BOJ revealed plans to inject 10 trillion yen into the Japanese economy in an effort to suppress deflation while the ECB sought to stabilize euro-zone banks and stimulate the economy by issuing €529.5 billion of low interest loans. CBOT corn slid sideways awaiting spring plantings, while soybeans soared on expected crop damage in Brazil. Short-term strategies enhanced overall performance with gains in currencies, stocks, metals, and energies. The Fund’s allocation to the energy sector produced significant returns in February as economic optimism, escalating Iranian tensions, and reduced refinery capacity led to robust returns for long energy positions. Extreme cold in Europe in the midst of heavy refinery maintenance drove IPE gas oil (+6.3%) to a nine-month high. New York heating oil (+6.0%), also used in home heating, was pulled higher on anticipated demand shift to the U.S. Brent crude gained 10.9%, its best month since May of 2009, while NY crude (+8.6%) reached a nine-month high. Despite poor U.S. gasoline demand, RBOB futures extended an impressive rally, gaining 5.4%, aided by permanent, unplanned, and seasonal refinery closures. Promising U.S. employment data and the Greek bailout approval lifted energies universally on hopes of economic growth. The Fund experienced positive results in global equity markets as stocks rose on continued economic improvement. While Europe worked its way towards the second bailout of Greece, equity markets across the continent were higher as fears of an imminent euro-zone collapse subsided. The ECB eased monetary policy significantly in an effort to support markets, stepping away from its traditional mandate of inflation stability. Markets responded with the CAC40 (+4.5%), FTSE (+3.7%) and DAX (+6.0%) all finishing the month higher. Only the Greek index finished lower with a 9.1% loss. Investor optimism drove up markets across Asia with the Nikkei (+10.2%) climbing sharply as the yen fell. Improvements in the outlook for exports also boosted shares in Hong Kong (+6.6%), Korea (+3.5%) and Taiwan (+7.6%). The U.S. markets rose as unemployment fell to 8.3%, jobless claims hit a four-year low, and modest growth was seen in manufacturing and housing. The S&P 500 (+4.3%) is off to its best start in 21 years. The Fund’s allocation to currencies generated moderate losses due to the sharp reversal in the Japanese yen. The U.S. dollar was weaker against most global currencies as the Fed reiterated its highly accommodative stance in spite of improving economic conditions. The BOJ, which has struggled with deflation for more than a decade, announced it would target a 1% annual inflation rate, adding 10 trillion yen to the economy in the process. Traders took the news seriously and sent the yen (-6.2%) to a seven-month low. The euro (+1.9%) strengthened against the U.S. dollar as fears over a Greek debt disaster abated and expectations rose for increased lending activity. The Swiss franc (+1.8%) and British pound (+1.1%) also gained while better-than-expected economic data in Australia drove the AUD/USD rate to a six-month high (1.0795 $/AUD). South American currencies continued to climb with the Mexican peso (+1.4%), Colombian peso (+2.4%), and the Brazilian real (+1.7%) all gaining. The Fund’s bond portfolio produced negative results in February. U.S. bond prices retreated slightly from January highs as positive economic data continued to foster the strongest equity rally in two decades. U.S. unemployment dropped to 8.3%, returning to a level not seen since February 2009. U.S. 10-year notes retreated on the news and ended the month down 0.8%. The ECB implemented phase two of their long term refinancing operation liquidity program on February 27, injecting 530 billion euros of short-term liquidity into the region. The 1% loan offering was taken up by 800 euro-zone banks. The monetary infusion is expected to make its way into longer-term maturities as seen by the resulting rally in bunds and 10-year Swap Notes. The Fund’s strategies underperformed in the metals sector after bullish trends in precious metals radically corrected as Fed Chairman Bernanke quelled hopes for QE3. Immediately prior to the plunge, gold and silver each hit multi-month highs as investors placed hedges against rising consumer prices and a weakening U.S. dollar. Following Mr. Bernanke’s testimony, gold (-1.7%) and silver (-6.9%) decreased significantly. Fears of reduced euro-zone base metal demand abated as leaders came to agreement on a second aid package for Greece. LME aluminum (+4.0%), assisted by record canceled warrants (orders to withdraw stockpiles), reversed early losses in the broad-based rally. Rising confidence levels on both sides of the Atlantic and falling inventories worked in tandem to elevate COMEX (+2.1%) and LME copper (+2.2%). The Fund’s perpetual long gold position suffered late-month losses as testimony from Mr. Bernanke expressed optimism over improving macroeconomic data, reducing the likelihood of additional monetary stimulus. Gold and other safe-havens dropped on the news as the U.S. dollar rallied.

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The U.S. dollar declined against major currencies as the “safety trade” unwound, accelerated by the Fed’s stated willingness to purchase additional bonds. Gold benefited from the dollar’s decline, posting a +10% gain, climbing solidly back above its 200-day moving average while base-metals surged on production cutbacks and anticipated Chinese demand. EU negotiations with Greece, initially promising, weighed on equity markets towards month-end as leaders debated terms of a second rescue package worth 500 billion euro. NYMEX gasoline trended higher throughout the month as supply concerns intensified due to multiple refinery closures while natural gas plummeted to a 10-year low on unseasonably warm winter temperatures and overabundant supply. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals, while the Fund’s perpetual long gold position produced significant gains for the month. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. In the United States, minutes from the FOMC revealed the Fed’s commitment to maintain interest rates at or near zero through 2014. The ECB, having cut rates twice in the last three months, maintained rates at a record low of 1%, citing signs of stabilization. In the U.K., the Bank of England also maintained a record low benchmark of 0.5%. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The euro reached a 17-month low before recovering on perceived EU debt negotiation progress. The Australian dollar sustained its climb on relative economic outperformance, attractive interest rates, and strength in commodity prices. South American currencies, which lost significant ground in 2011, advanced considerably against the U.S. dollar. The Japanese yen rallied sharply late, closing at a three-month high, as investors flocked to the currency given the short-term U.S. interest rate outlook. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish U.S. Department of Agriculture (“USDA”) figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. Wheat traded in tandem with corn, pressured by weak exports, ample supply, and favorable winter crop conditions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. Gasoline ended up (+7.3%) for the month, while an unusually warm winter and continued supply glut pushed natural gas to $2.231/btu, a 10-year low. The Fund experienced losses in NYMEX crude oil amid a directionless trade as prices were range-bound between $98 and $103 per barrel. The Fund’s perpetual long gold position produced sizable gains after the FOMC announced that interest rates would remain low through 2014, sparking U.S. dollar worries. The ongoing EU debt crisis also continues to keep the euro weak. The instability associated with these currencies provided strong support for safe-haven assets.

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

Fund results for 3rd Quarter 2011:

In September, the Fund’s trading strategies posted disappointing results as economic uncertainty spiked, precipitating a severe bout of commodity market liquidation and corresponding flight to the U.S. dollar and treasuries. Equities came under pressure early as poor U.S. unemployment data and growing dysfunction in European money markets prompted liquidation. Values remained under duress for the balance of the month as the International Monetary Fund, the Fed, and the ECB offered bearish assessments of downside risks to global growth. The U.S. dollar gained along with U.S. and European treasuries as investors flocked to safe haven assets while awaiting further clarity from European authorities. Gold and silver reversed August’s gains on a stronger U.S. dollar, increased margin requirements and collateral damage from commodity and equity market liquidation. Grains and soft commodities were hit particularly hard amid the fundamental reassessment of demand, a stronger U.S. dollar and improved production prospects. The Fund’s short-term strategies further detracted from overall performance as losses in currencies and energies offset gains in bonds, metals, and stocks. The Fund experienced significant losses in grains and agricultural markets in September. Losses were seen in grain market trades amid global economic concerns, weakening demand, seasonal harvest pressure and a strong U.S. dollar. Positions in agricultural products underperformed as the combination of excellent production and the increasing likelihood of a global recession resulted in heavy liquidation. Allocations to currencies and money markets also yielded negative returns in September. Losses in currency markets resulted from a massive flight out of risk assets, including commodities, commodity currencies and emerging market equities which propelled the U.S. dollar sharply higher against a global basket of currencies. Positions in global money markets lost ground in September as continued instability in financial markets led to choppy action at the top of the recent range. Pressure continued to mount on European officials as major bank shares fell amid reports of rising dysfunction in the inter-bank lending market. This prompted the major central banks to coordinate funding and stability to the system. The Fund’s models produced gains in metals and bonds in September. Metals markets saw positive results overall as the seemingly intractable European debt crisis escalated pessimism regarding industrial metal demand. The Fund’s bond portfolio continued to perform well during September as fear and central bank intervention drove major sovereign debt prices higher. As world commodity and equity prices fell, investors invested into the safe haven assets of medium and long-term sovereign debt. The Fund’s perpetual long gold position produced losses in September. December COMEX gold opened the month with new all-time highs before reversing to post a loss of 11.5% in volatile action. Losses accelerated after the Fed’s plan to purchase long-term debt was announced, citing increasing downside risks to economic growth. By minimizing inflation worries, the Fed’s action also paved the way for a massive exodus out of commodities. As the flight out of risk progressed, gold lost ground as institutions used recent profits to finance losses elsewhere.

In August, the Fund’s trading strategies yielded mixed results as volatility continued to rise in conjunction with political and economic uncertainty. Global contagion fears escalated to new levels during the month following the downgrade of U.S. debt and heightened fears of a downgrade of French debt. The Fund’s trend following models produced gains in bonds and money markets as safe haven capital flooded to sovereign debt. The Fund’s short-term strategies also contributed positively to overall performance as gains in bonds, metals and energies offset losses in stocks and currencies. The Fund’s perpetual long gold position furthered gains as gold futures increased over 12% while posting new all-time highs above $1900 per ounce. The Fund’s allocation to bond markets outperformed once again in August as the fear trade picked up momentum amid flagging consumer sentiment as governments continued to fail to address long-term deficit challenges. U.S. bonds increased over 7% as safe haven demand surged with the S&P downgrade of U.S. debt and subsequent heavy liquidation in global equity markets. The trading strategies also produced gains from short-term interest rate futures positions in August as the uptrend remained firmly entrenched. Short-term rate futures around the world spiked higher early in the month as equities sold off in response to uncertainty surrounding the debt of both sovereigns as well as major financial institutions. Somewhat paradoxically this led to a flight to safety to some of the very sovereigns that were coming under fire, most notably the U.S. Allocations to equities markets yielded negative results in August as global markets collapsed under the weight of fears surrounding the stability of major international banks. Equity market volatility increased as S&P’s downgrade of U.S. debt was followed by fears of a French downgrade due to exposure to Italy. Global growth expectations contracted quickly sending Italian (-15.7%), Spanish (-8.9%) and French (-11.4%) indices sharply lower, prompting regulators to establish short-selling bans. Short sellers responded by attacking Europe’s leading economy, sending Germany’s DAX to a loss of 19.4%. Asian markets also suffered amid global contagion fears, as Japan (-9%), Korea (-13%) and Singapore (-9.7%) witnessed declines. Late month news that Warren Buffet was investing $5 billion in embattled Bank of America shares along with a surprisingly strong U.S. durable goods number and a Greek bank merger restored some measure of confidence while limiting losses in the Dow to 4.1%. The Fund’s currencies positions also yielded negative returns in August as the euro and U.S. dollar settled into tight ranges while risk currencies reversed lower. Other market sectors, relative to those discussed above, did not have a substantial influence on the Fund’s overall positive performance in the month of August.

In July, the Fund’s trading strategies bounced back to produce strong returns as global contagion fears resulted in strong moves for safe haven assets at the expense of risk. The Fund’s short-term strategies contributed positively to overall performance as gains in bonds and stocks offset small losses in currencies, metals and energies. The strongest performing sectors on the month were bonds, metals and currencies, with bonds having the most substantial returns. Meanwhile, stock indices and grains produced moderate losses. The Fund’s perpetual gold position produced substantial positive returns in July as the debt crisis in Europe and the U.S. accelerated. The Fund’s bond positions performed well in July on speculation that there was an increasing likelihood of a debt-related slowdown in Europe and the U.S. German bunds rallied on demand for safe haven assets as CPI figures remained muted despite factory orders and exports easily surpassing expectations. The health of major banks in Italy and Spain came into question forcing Spanish and Italian yield to soar amid increasing loan losses for private banks. In the U.S., the combination of a disappointing early month jobs report and debt ceiling related slowdown fears supported the steady trend higher. Allocations to metals produced positive results on the month as policy maker deadlocks in Europe and the U.S. drove investors to the perceived safety of gold and silver. December gold finished 8.4% higher, surpassing the $1,637 level, while September silver added 15.2% to finish just over the $40 mark. London copper added 4.5% due to strong U.S. corporate earnings and a 20% increase in Chinese refined copper imports following May’s domestic stocks drawdown. An early month Chinese rate hike and a somewhat disappointing GDP report did little to slow the advance. The Fund’s currency market positions yielded positive results in July as early U.S. dollar strength reversed mid-month, giving way to concern over the risks associated with a failure to raise the U.S. debt ceiling. The first half of the month saw a significant euro weakness amid conflicting signals from various euro zone officials as to the ultimate fate of their heavily indebted members and the monetary union itself. The U.S. dollar rallied over 2% while the euro gave up over 3% amid Greek default talk and heightening Italian solvency concerns. From there, the U.S dollar reversed as global investors sought protection from a potential U.S. default as debt ceiling negotiations faltered. The Fund yielded slightly negative results in the stock indices sector in July as global markets continued to retrace from spring highs amid debt worries. Grain positions also experienced moderate losses in July on weather related yield uncertainty.

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

In May, the Fund’s medium to long term trading strategies underperformed as investors temporarily abandoned risk assets in favor of safe haven alternatives. The Fund’s short-term strategies also contributed negatively to overall performance as losses in equities, metals and currencies offset gains in bonds and energies. Equities reversed as declines in U.S. employment, housing and GDP combined with disappointing German factory orders to unnerve bullish investors. The Fund’s allocation to global stock indices underperformed despite a late recovery as the European debt crisis and a slowdown in manufacturing heightened fears of stagnant growth. The Fund’s bond strategies produced positive results across the board in May as safe haven assets pressed higher amid uncertainty concerning the sustainability of global economic growth. Treasuries rallied as bond yields in peripheral European states soared amid growing concern that a Greek default or restructuring was a real possibility. Allocations to currencies yielded poor results for the Fund in May as the U.S. dollar and euro reversed April’s action following the ECB’s unexpected removal of the “strong vigilance” on higher prices language from their May policy statement. The growing focus on the European sovereign debt situation prompted a flight out of risk assets and into the U.S dollar and the Swiss franc, which established a new record high against the euro. Energies and base metals saw sharp declines as a bearish Goldman Sachs commodity call, along with heightened volatility in forex markets tied to the problems in Europe, spurred liquidation. The Fund’s performance in the metals sector reversed as gold futures opened the month retracing over 6% from all time highs established on May 2nd. The weakness stemmed from massive liquidation in silver and receding inflation fears as European sovereign debt instability delayed near term prospects for an ECB rate hike. April gains turned into May losses for the Fund in energies as recent upward trends in crude oil, heating oil and gasoline gave way to significant declines. Grains endured more volatile action as extreme weather in the Northern Hemisphere continued to threaten production prospects. The Fund’s position in grains suffered due to continued volatility from broad based commodity selling, a reversal in the U.S. dollar and a surprise 8% upward revision in 2010-11 USDA corn ending stocks. The Fund’s perpetual long gold futures position underperformed in May as heavy early month liquidation led to an eventual loss of 1.3% for the precious metal. The market opened the month with a decline of over 6% from May 2nd record highs amid rumors that George Soros and Carlos Slim were cutting precious metal bets. Values stabilized slightly below $1,500 per ounce before rallying to finish near $1,535 per ounce amid safe haven buying.

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

In February, the Fund’s allocation to equity markets performed well in February as major indices in the U.S. and Europe continued to press higher on improving economic conditions and strong corporate results. Late in the month, European and U.S. equities were shaken as the political unrest in Egypt spread to Libya and Bahrain, where protesters were met with force. The outbreak of violence triggered a spike in energy markets, which, when combined with uncertainty surrounding the severity of the crisis, prompted liquidation. Most major U.S. and European indices recovered late amid reassuring comments that the Saudis would cover any oil supply shortfalls. Asian shares struggled as inflation took a toll on growth prospects. Chinese H-shares lagged, finishing unchanged as inflation and consequent fiscal tightening dominated the action. Spillover pressure also affected shares in Singapore and Taiwan, which finished 5.9% and 5.6% lower, respectively. Japan’s Nikkei and Australia’s SPI finished 3.7% and 2.1% higher, respectively, in relatively quiet trading. A mixture of long and short positions in equity markets led the Fund to an overall gain in February. The Fund experienced losses in the bond sector in February as existing positions suffered amid a reversal in investors’ perception of the current risk environment. After breaking lower early in the month on strong corporate earnings and forward guidance, U.S. 30-year bond futures surged to January highs as growing unrest across the Middle East unnerved investors, prompting a general flight to safety. Germany’s bund futures opened the month under pressure as anecdotal evidence of exceptional demand from China offset disappointing December factory orders and retail sales data. However, the deteriorating geopolitical situation and local election losses by the majority ruling party in Germany spurred a reversal that led to losses for the Fund. Trade in Australian bond futures was particularly volatile, to the Fund’s detriment, as weakness associated with a strong early month employment report faded as the Reserve Bank of Australia chief indicated that the central bank was not considering a rate hike at the current time. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund obtained gains in currencies in February as the U.S. dollar continued to trend lower, extending January’s losses by another 0.7%. The Swiss franc and Japanese yen finished 1.5% and 0.3% higher, respectively, amid safe haven buying as the situation deteriorated in the Middle East. The Fund experienced gains in the British pound, which finished the month 1.5% higher, after CPI readings showed that prices were increasing at a 4.0% annualized rate, the highest level since fall of 2008. Meanwhile, central bankers in Peru, Colombia, Indonesia and Russia raised rates as they continued to battle inflation while also attempting to fend off the negative effects that massive currency inflows are having on domestic currency appreciation. Colombia extended its dollar purchase program for another three months, hoping to cap currency gains to protect its export prospects. The Australian dollar finished 2.5% higher against the U.S. dollar as strong commodity markets supported full employment. A mixture of long and short positions in the currency sector led the Fund to an overall gain on the month. The Fund’s allocation to global energy markets yielded gains as growing instability in the Middle East and Northern Africa sent prices significantly higher. Short positions in WTI crude oil performed well early in the month, falling over 5.0% following the Egyptian president’s resignation and total U.S. fuel supplies moving to twenty year highs at the Cushing, Oklahoma delivery point. From there, the Fund experienced gains on long positions in April gasoline, heating oil and brent crude, which finished 9.8%, 7.6% and 10.9% higher, respectively, at the expense of the Fund’s WTI crude position as civil unrest spread to Bahrain, Libya and Oman. The markets gathered momentum as speculation surrounding the stability of the Saudi regime intensified. Short positions in April natural gas also performed well, falling 8.9% on the month as forecasts for mild weather contributed to a convincing breach of the $4 per million btu level. A mixture of long and short positions in the energy sector led the Fund to an overall gain on the month. The Fund experienced gains in April gold contracts, which finished the month 5.6% higher as the market’s focus shifted from improving economic results to inflation risks. Gold rallied early as China responded aggressively to its inflation challenges with interest rate and reserve requirement hikes. While the unrest in Egypt subsided relatively peacefully, matters took a more violent turn in Bahrain and Libya as rising food costs exacerbated widespread discontent, fuelling skyrocketing energy markets which posed even greater inflation risks and support for gold. These factors produced an overall gain for the Fund’s perpetual long gold futures position.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of each Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2012 and December 31, 2011.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2011-11

In December 2011, FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. New disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Superfund Capital Management is evaluating the impact of ASU 2011-11 on the financial statements and disclosures.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended September 30, 2012.

(c) Pursuant to the Third Amended and Restated Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2012:

Series A-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2012	72.909	1,560.84
August 31, 2012	34.863	1,586.25
September 30, 2012	36.559	1,609.76

Total	144.331

Series A-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2012	9.739	1,715.81
August 31, 2012	38.607	1,746.66
September 30, 2012	15.379	1,775.51

Total	63.725

Series B-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2012	4.215	1,287.76
August 31, 2012	107.959	1,295.24
September 30, 2012	—	1,289.57

Total	112.174

Series B-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2012	—	1,365.06
August 31, 2012	—	1,375.29
September 30, 2012	—	1,371.56

Total	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012	SUPERFUND GOLD, L.P.
(Registrant)

	By:	Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

E-1