Form 10-K
period 2012-12-31
SUPERFUND GOLD, L.P.
filed 2013-03-26
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated May 11, 2012, included within Superfund Gold, L.P.’s Registration Statement on Form S-1 (File No. 333-179534), is incorporated by reference into Item 1 and Item 5.

PART I

Item 1. Business.

Superfund Gold, L.P., (the “Fund”) is a limited partnership which was organized on March 19, 2008 under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund offers two series of limited partnership units (the “Units”): Series A and Series B (each, a “Series”). Series B implements the Fund’s futures and forward trading program at a leverage level equal to approximately 1.5 times that implemented on behalf of Series A. Over the long term (periods of several years), the targeted average ratio of margin to equity for Series A is approximately 20% and approximately 30% for Series B. The leverage with which each of the Series is traded is the only difference between the Series.

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

The Fund operates as a commodity investment pool, whose purpose is speculative trading in the United States (“U.S.”) and international futures and forwards markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward contracts using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month and as periodically readjusted during each month to reflect the profits and losses from the Series’ futures and forward trading activities during the month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold. The general partner and trading manager of the Fund is Superfund Capital Management, Inc. (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is registered as a commodity pool operator with the CFTC and is a member of the National Futures Association (“NFA”) and is therefore subject to the provisions of the Commodity Exchange Act, the regulations of the CFTC, and the rules of the NFA.

Narrative Description of the Business

A description of the business of the Fund, including trading approach, rights and obligations of the Limited Partners, and compensation arrangements is contained in the Fund’s current Prospectus dated May 11, 2012, under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges” and such description is incorporated herein by reference from the Prospectus.

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

The Fund trades on domestic and international exchanges in more than 120 futures and forward contracts. The Fund also seeks to maintain a long position in gold futures contracts approximately equal to the total capital of each Series as of the beginning of each month and as periodically readjusted during each month to reflect profits and losses from the Series’ futures and forward trading activities during the month. The gold position is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, essentially denominating the Series’ net asset value in terms of gold. Trading decisions are made using a fully-automated, proprietary, computerized trading system which emphasizes instruments with low correlation and high liquidity for order execution. The particular contracts traded by the Fund will vary from time to time.

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

The Fund may also trade in dealer markets for forward and swap contracts. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in July 2010. As a result of the rules being implemented by the CFTC pursuant to Dodd-Frank, the regulatory landscape affecting the Fund is evolving. For example, Dodd-Frank mandates that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by Dodd-Frank may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The Fund itself has no employees. Rather it is operated by Superfund Capital Management. Superfund Capital Management employs approximately 12 people on a full-time basis.

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

As of December 31, 2012, there were 500 holders of Series A-1 Units, 96 holders of Series A-2 Units, 134 holders of Series B-1 Units, and 44 holders of Series B-2 Units.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the year ended December 31, 2012. A description of the use of proceeds from the sale of registered securities is contained in the Fund’s current Prospectus, dated May 11, 2012, included within the Registration Statement on Form S-1 (File No. 333-162132), under “Use of Proceeds” and such description is incorporated herein by reference from the Prospectus.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Fund’s Limited Partnership Agreement, Limited Partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Limited Partners during the fourth calendar quarter of 2012:

Series A-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2012	184.748	1,512.67
November 30, 2012	295.993	1,409.21
December 31, 2012	159.494	1,423.03

Total	640.235

Series A-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2012	5.989	1,671.22
November 30, 2012	3.847	1,559.52
December 31, 2012	34.095	1,577.45

Total	43.931

Series B-1:
Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2012	489.252	1,199.93
November 30, 2012	284.625	1,079.43
December 31, 2012	96.500	1,110.58

Total	870.377

Series B-2:
Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2012	112.120	1,278.36
November 30, 2012	119.172	1,151.90
December 31, 2012	47.704	1,187.13

Total	278.996

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Fund commenced the offering of Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2012, subscriptions totaling $3,810,089 for the Fund as a whole, $2,312,559 in Series A-1, $470,972 in Series A-2, $375,669 in Series B-1, and $650,889 in Series B-2 had been accepted and redemptions over the same period totaled $5,333,399 for the Fund as a whole, $2,151,712 in Series A-1, $367,739 in Series A-2, $1,942,747 in Series B-1, and $871,201 in Series B-2.

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

Results of Operations

2012

Series A:

Net results for the year ended December 31, 2012, were a loss of 4.8% in net asset value for Series A-1 and a loss of 2.9% in net asset value for Series A-2. In this period, Series A experienced a net decrease in net assets from operations of $760,807. The 2012 results consisted of interest income of $1,885, other income of $520, trading gains of $379,297 and total expenses of $1,142,509. Expenses included $382,247 in management fees, $127,416 in operating expenses, $270,220 in selling commissions, $347,717 in brokerage commissions and $7,984 in other expenses. At December 31, 2012 and December 31, 2011, the net asset value per Unit of Series A-1 was $1,423.03 and $1,496.15, respectively, and of Series A-2 was $1,577.45 and $1,625.63, respectively.

Series B:

Net results for the year ended December 31, 2012, were a loss of 10.5% in net asset value for Series B-1 and a loss of 8.8% in net asset value for Series B-2. In this period, Series B experienced a net decrease in net assets from operations of $708,640. The 2012 results consisted of interest income of $1,540, $450 in other income, trading losses of $17,528 and total expenses of $693,102. Expenses included $211,520 in management fees, $70,506 in operating expenses, $104,986 in selling commissions, $289,361 in brokerage commissions and $10,890 in other expenses. At December 31, 2012 and December 31, 2011, the net asset value per Unit of Series B-1 was $1,110.58 and $1,241.61, respectively, and of Series B-2 was $1,187.13 and $1,300.90, respectively.

Fund results for 4th Quarter 2012:

In December, the Fund’s strategies ended 2012 on a positive note with gains despite the uncertainty resulting from U.S. budgetary negotiations. As the year-end deadline approached, U.S. political leaders struggled to avert the so-called fiscal cliff, a term used to describe the deadlock over $607 billion in tax increases and cuts to government spending. Meanwhile the U.S. Federal Reserve (the “Fed”) announced $45 billion in monthly treasury purchases while also linking its key interest rate to unemployment and inflation for the first time. U.S. equities finished nearly unchanged despite optimistic economic data while European and Asian stocks gained ground. Japanese stocks and commodities were lifted by the plummeting yen as newly elected Prime Minister Shinzo Abe pushed for bold monetary easing. Gold and silver fell below 200-day moving averages while base metals and energies fluctuated on fiscal cliff related demand prospects. The Fund’s short-term strategies produced mixed returns with gains in stocks and metals and losses in energies. The Fund’s models generated positive returns in global equity indices in December as tensions over European finances eased. The DAX gained ground on encouraging factory orders and inflation-free consumer price index and producer price index figures while the IBEX35 and MIB40 climbed in-spite of economic weakness. The Japanese Nikkei soared as the tumbling yen boosted export demand expectation while Chinese H-Shares profited on strong industrial production and retail sales data. In the U.S., the Dow Jones Industrial Average (the “Dow”) and the Standard & Poor’s 500 (“S&P 500”) declined on the fiscal cliff deadlock before reaching positive territory on the last day of trading as political parties closed in on a budgetary resolution. The Nasdaq Stock Market (the “Nasdaq”) fell as shares of the influential Apple Inc. continued to come under pressure. The Fund’s positions in the bond sector resulted in loss in December as U.S. fiscal cliff negotiations continued to drive market movement. Fiscal cliff uncertainty, expectations for poor U.S. employment data, and downbeat euro-zone forecasts drove global yields lower at the start of December. The addition of 146,000 jobs and the Fed’s expansion of the third round of quantitative easing (“QE3”) reversed the trend as investors turned to risk. Renewed optimism for a budget resolution pushed U.S. 10-year Treasury yields to a 7-week high of 1.85% before investment turned to safety once again. German bund yields approached record lows on expectations for a rate cut by the European Central Bank (“ECB”) before Greece reached a deal to repurchase some of its sovereign securities and the ECB left rates unchanged, diminishing demand for Europe’s safest asset. The Fund’s allocations to currency markets profited in December as trends in the euro and yen persisted. The U.S. dollar was lower against major currencies due to the increasing threat of fiscal cliff tax increases and spending cuts. The euro remained relatively strong as the ECB again held the line on interest rates and the recent recovery in equity markets boosted confidence. The British pound also gained despite the relative weakness of the United Kingdom (“U.K.”) economy. The U.S. dollar lost value against most South American currencies including the Columbian peso and Brazilian real. The Japanese yen fell drastically, reaching a 28-month low, as the Bank of Japan (“BOJ”) continued its attempts to weaken its currency. The Australian dollar was modestly weaker in the face of soft commodity demand. The Fund’s grain positions generated losses in December after China canceled U.S. soybean purchases and favorable weather in South America increased harvest expectations. Soybeans and soybean by-products initially climbed to a one-month high, aided by solid exports and crush data. Soybean markets were then abruptly sent lower as China canceled purchases totaling 840,000 metric tons. Soybeans fell to a one-month low of $13.97  3/4 before settling down just 1.6%. The Fund’s perpetual long gold position negatively affected performance in December as anxieties surrounding U.S. fiscal cliff budget negotiations and signs of recovery in the U.S. housing market reduced both commodity and safe-haven demand for gold. Gold fell to a 4-month low, closing below its 200-day moving average, before recovering slightly. Other market sectors, relative to those discussed above, did not have a substantial impact on the month’s overall performance.

In November, the Fund’s strategies produced disappointing results as U.S. budgetary negotiations injected headline risk and volatility across market sectors. World indices fell dramatically following the U.S. presidential election as congressional leaders grappled with how to avert the so-called fiscal cliff. Fears that such drastic measures would send the U.S., and potentially the world economy, back into recession drove investment towards safety. Concern turned to optimism later in the month as lawmakers seemed to make progress, lifting U.S., European and Asian equities. Energies, supported by tensions in the Middle East, also benefited from the hopes for budgetary resolution. Base metals gained ground, aided by signs that the Chinese economy is once again accelerating. The Fund’s short-term strategies yielded positive returns in interest rates and equities while underperforming in energies. The Fund’s allocation to long-term interest rates generated positive results in November as U.S. budgetary concerns lifted bond prices. Immediately following the U.S. presidential election, focus turned to the fiscal cliff as politicians publicly debated the merits of their positions, leading to reactionary market movement. Fiscal cliff anxieties drove U.S. 30-year Treasury bonds to all-time highs, settling up 1.2%. German bunds, Europe’s preeminent safe-haven instrument, also reached all-time highs. Japanese 10-yr bonds reached a 9  1/2 year high amid expectations for aggressive easing after the country’s December election. The Fund’s allocation to currencies produced positive returns in November as U.S. dollar weakness continued with the Fed intent on keeping interest rates extremely low. The euro fell versus the U.S. dollar before rebounding late as the ECB kept rates unchanged and European equities strengthened. Steady support for the euro from regional leaders and the ECB stabilized fears of an eminent euro-zone breakup. The Japanese yen (-3.2%) fell sharply as the BOJ provided more signals that easing is on the horizon. The Australian dollar (+0.7%) rose as its economy continued to avoid the problems affecting the rest of the globe. The Canadian dollar (+0.8%) also strengthened against the U.S. dollar while the Mexican Peso (+1.4%) gained on positive industrial production and retail sales. The Fund’s positions in metals resulted in loss in November as bearish trends reversed on hopes for additional fiscal stimulus, alternative investment demand and accelerating growth in China. Gold and silver fell sharply to start November after better-than-expected U.S. unemployment figures were seen as alleviating pressure on the Fed to implement additional stimulus measures. The dip was short-lived as post-election optimism grew for a resolution to the U.S. budget impasse. After falling to an 8-week low on November 2, COMEX silver climbed a robust 7.6% to close 2.8% higher. Base metals copper and aluminum, after falling 13.4% and 9.7% respectively since mid-September, both climbed steadily on prospects for increased demand from China. The Fund’s energies positions produced negative results in November, as crude prices edged up after the breakout of hostilities between Israel and Hamas and ongoing political tensions in Syria and Iran injected risk premium into energies. Nymex crude (+3.1%) rose sharply in reaction to the conflict while IPE Brent crude (+2.3%) was modestly higher. Lack of global economic growth, increasing production rates and high levels of inventories kept West Texas Intermediate (“WTI”) prices contained. RBOB gasoline (+4.1%) gained significant ground as inventories slipped after two straight gains. After climbing as much as 5.6%, natural gas plummeted late on an unexpected gain in U.S. stockpiles due to unusually mild winter weather in the northern hemisphere. Natural gas finished down 6.8% in volatile trade. The Fund’s perpetual long gold position produced modest negative returns in November as rapidly changing expectations for a U.S. budget deal injected volatility into the gold market. Other market sectors, relative to those discussed above, did not have a substantial impact on the month’s overall performance.

In October, the Fund’s strategies produced disappointing results as encouraging economic data supported equities while commodity demand remained tepid. Investors looking for signs of additional economic stimulus were let down as central bankers were generally quiet. In China, direct foreign investment fell for the 10th time in 11 months, contrasting with improvements in exports and retail sales. U.S. housing starts hit a 4-year high and unemployment unexpectedly fell below 8.0%, lifting stocks and pressuring safe-haven debt instruments. Moody’s maintained Spain’s credit rating at investment grade, citing the ECB’s willingness to buy sovereign debt. Growing stockpiles of crude oil and distillate fuels met head-on with diminishing demand. RBOB gasoline fell for nine straight sessions, its longest slump in 25 years. The Fund’s short-term strategies yielded mixed returns with gains in currencies and losses in metals and interest rates. The Fund’s equity index positions generated mixed results in October. While economic conditions remained challenging across Europe, equities finished modestly higher on improved economic data. The Italian MIB (+1.9%) and French CAC40 (+2.2%) both finished with gains as industrial production improved. The London FTSE (+0.9%) rose modestly as gross domestic product (“GDP”) growth beat forecasts while the German DAX (+0.5%) was slightly higher despite declining factory orders. Equities in the east were mixed as uncertainty drove investor sentiment. Chinese H-Shares (+7.6%) rose as GDP and retail sales surpassed expectations. The South Korean Kospi (-5.2%) fell as growth remained sluggish while the Nikkei (+0.5%) rose on anticipated government stimulus. Weakness in the U.S. technology sector sent the Nasdaq down 5.4%. The Fund’s allocations to long-term interest rates underperformed in October as European peripheral woes created a risk-on, risk-off environment, while economic data in the U.S. pressured treasury futures. German bunds dropped 0.7% after Moody’s affirmed Spain’s investment grade credit rating at just above junk. Moody’s subsequently lowered the ratings of five Spanish regional economies. The localized downgrades along with an 11% tumble in Spanish retail sales drove assets back into the safety of bunds. Bund yields climbed as high as 1.66% before falling back to 1.46%. U.S. bonds experienced consistent declines, influenced by a drastic dip in the unemployment rate and significant increases in new housing starts. The Fund’s positions in the metals sector underperformed in October as prospects for additional stimulus measures diminished and the U.S. dollar firmed. Expectations for another round of growth initiatives in China receded as September exports climbed 9.9% and industrial production accelerated. The Fed avoided addressing the approaching expiration of their Operation Twist program, reducing demand for gold and silver as inflation hedges. COMEX copper and LME aluminum declined 6.4% and 9.8% respectively as the debt crisis continued to weigh on world economies. The Fund’s energy portfolio underperformed in October as markets gave back recent gains. Crude oil fell another 7% as the global economy remained weak. North American crude output swelled to a 17-year high while consumption fell to a 4-year low. Earning misses by economic heavyweights Microsoft and General Electric signaled further demand reduction while Chinese imports remained depressed. European benchmark Brent crude (-3.3%) held up well relative to the WTI contract as the spread between the two widened to as much $24.87. Natural gas (+2.2%) rose to a 2012 high ($3.97/M btu) as storage levels were unchanged even though production rates remain high. The Fund’s allocations to foreign exchange markets generated moderate gains as the U.S. dollar fluctuated relative to world currencies. The British pound was steady against the U.S. dollar as GDP rose 1.0%, taking the U.K. out of recessionary territory. The Euro (+0.7%) rose modestly as the ECB took no action, citing elevated but acceptable levels of inflation. The Australian dollar weakened as the Reserve Bank of Australia (“RBA”) unexpectedly cut rates by 25 bps to 3.25% before a sharp climb in consumer prices (+1.4%) dampened expectations for further easing. The Canadian dollar (-1.6%) fell as a Bank of Canada governor’s discouraging economic outlook doused expectations of near-term tightening. The Fund’s perpetual long gold position negatively impacted performance in October as signs of economic stability reduced precious metal demand. Expectations that central bankers globally will curb stimulus measures reduced demand for gold as a hedge against inflation. Other market sectors, relative to those discussed above, did not have a substantial impact on the month’s overall performance.

For the fourth quarter of 2012, the most profitable market group overall was the currencies sector while the greatest losses were attributable to positions in the metals sector.

Fund results for the 3rd Quarter 2012:

In September, the Fund’s trading strategies produced negative results as the expansion of accommodative policies by central bankers led investors to add risk. Optimism that followed the ECB’s decision to buy Spanish and Italian bonds was amplified by the Fed’s announcement of QE3, lifting equities worldwide. The Fed revealed an open-ended plan to buy mortgage-backed securities while holding the federal funds rate near zero through at least mid-2015. The BOJ’s move to add 10 trillion yen to their asset purchase program and China’s openness to stimulus further supported stocks. Base metals climbed on hopes for increased demand while gold and silver benefited as inflation hedges. NY crude topped $100/bbl before growing stockpiles and the end of the summer driving season helped to reverse the trend. Natural gas rallied to a 2012 high on below normal gains in inventory ahead of the winter heating season. The Fund’s short-term strategies posted mixed results with gains in metals and losses in currencies. The Fund’s bond positions produced moderate losses in September as central bank intervention drove market movement. German bund yields climbed sharply as the ECB’s plan to purchase Italian and Spanish debt reduced safe-haven demand. Bund futures reached 3-month lows before concern over austerity measures within Spain’s 2013 budget and its ability to cooperate with the ECB sparked anxieties and reversed the move. After dipping 1.5%, U.S. 10-year note futures recovered to nearly unchanged on higher than expected U.S. jobless claims. The BOJ also eased, adding 10 trillion yen to its existing asset purchase program, suppressing Japanese Government Bonds (“JGB”) yields. The Fund’s allocation to currencies underperformed in September as the U.S. dollar lost ground against all major currencies in response to the Fed stimulus. Market expectations for QE3 proved to be correct as a weak employment data prompted further injections of liquidity. The Fed moved its focus to the mortgage market, announcing open-ended monthly purchases of $40 billion in mortgage backed securities. The ECB implemented a broad bond purchase program but stopped short of lowering interest rates. These moves prompted a decline in the U.S. dollar versus the euro (+2.2%) and the British pound versus the U.S. dollar (+1.6%). The Canadian dollar (+0.3%) strengthened versus the U.S. dollar as jobs data was better-than-expected. In Japan, the expansion of the BOJ’s bond purchase program led to volatile month for the yen (+0.5% versus the U.S. dollar). The Fund’s positions in the metals sector generated positive results in September as plans for open-ended asset purchases by U.S. and European central bankers and new infrastructure spending in China lifted both precious and base metal alike. Disappointing U.S. jobs data fueled growing expectations for monetary stimulus while China’s approval of new infrastructure spending supported metals early. Metals spiked higher following the announcement of QE3 with London Metal Exchange (“LME”) Aluminum (+11.3%) posting 11 consecutive gains, its longest rally in 25 years. LME and COMEX copper gained 7.7% and 8.7% respectively on anticipated raw material demand. Labor unrest in South Africa forced the closure of mines owned by Anglo American Platinum, the world’s top producer. Platinum was up 19.2% since August 16. The Fund’s allocations to the energies sector yielded disappointing results in September as the 30% climb in crude since June abruptly reversed on demand concerns and a build in supplies. Saudi Arabia’s commitment to increase production, concern over a Spanish bailout and a reduced profit outlook from economic bellwether Fedex sent prices lower. The September 19 inventory report showed a build of +8.53M bbl, culminating in a 4.4% decline for crude. Gasoline strengthened against crude, climbing 1.2%, as refining capacity remained constrained. Heating oil also gained as the winter heating season draws near. Natural gas (+12.1%) finished at 2012 highs on news that stockpiles will fall short of capacity prior to winter. The Fund’s perpetual long gold position produced strong results as investors flocked to gold in order to hedge away inflation risk brought on by the currency debasing polices of the ECB and the Fed. Gold’s attraction as a value store drove it 5.1% higher, reaching a 6-month high ($1,787/Troy oz). The quarterly gain of 11% was its best since June of 2010.

In August, apart from its perpetual long gold position, the Fund’s strategies produced moderately disappointing results as guidance from central bankers increased investor appetite for risk. ECB president Mario Draghi’s late July statement that the he would do “whatever it takes” to preserve the euro proved to be the driving force behind a rally in European equity markets. German Chancellor Angela Merkel reaffirmed her country’s support for the ECB’s approach, increasing expectations for monetary stimulus. U.S. equities rallied in tandem with Europe, aided by a series of positive economic data, with the S&P 500 reaching a four-year high. Fed minutes released in advance of the highly anticipated Jackson Hole symposium revealed the Federal Open Market Committee’s (“FOMC”) intention to implement QE3 unless the strength and pace of economic recovery improves soon. Energy markets rallied markedly, lifted by U.S. and euro-zone optimism, heightened tensions in the Middle East, and the falling U.S. dollar. The drought gripping the U.S. Midwest drove corn and soybean to all-time highs. The Fund’s short-term strategies underperformed with losses in equities, energies and currencies. The Fund’s positions in equities underperformed in August as European leaders worked to improve the region’s fiscal position, reducing anxiety over euro-zone debt issues. Yields in Spain and Italy fell back on increasing expectations that the ECB will take action to avoid default. Equities in the U.K. (+1.8%), Italy (+8.9%), and Spain (+10.5%) all finished with gains in spite of weak economic data. France (+3.6%) and Germany (+2.7%) managed to avoid recession during the second quarter, outperforming their neighbors in the European Union (the “EU”). In the U.S., the S&P 500 (+2.2%) also gained, posting a four-year high. Asian equities in Japan (+1.6%) and Taiwan (+3.3%) finished on the plus side while stocks in China (-4.3%) fell as exports slowed. The Fund’s bond positions posted disappointing results in August as U.S. treasuries sold off steadily throughout the first half of the month in response to positive economic data and euro-zone optimism. Retail sales rose for the first time in four months while an encouraging 1.8% gain in housing prices signaled a strengthening economy. Reduced demand for safe-haven assets lifted U.S. 10-year note yields to an intraday three-month high of 1.86% before falling after Fed minutes alluded to the possible need for further stimulus. Positive economic news in Europe also contributed to risk appetite with better-than-expected GDP data from Germany (+0.3%) and France (unchanged), pressuring German bunds. The Fund’s positions in the energies sector benefited in August as the uptrend in the crude oil complex that began in July continued. Stronger employment data in the U.S. and an easing of European economic fears boosted the crude market early on expectations for increased demand. Inventory reports showed both crude and heating oil shrunk with heating oil inventories falling to a seasonally adjusted 4-year low. Tensions in the Middle East showed no signs of abating as hostilities continued to escalate in Syria. Crude prices climbed 9.6% while heating oil rose 11.5%. Natural gas prices fell back sharply, -12.8% to $2.799 per million British thermal unit (“btu”), as the supply glut rose still further and temperatures moderated. The Fund’s allocation to currencies produced negative results in August. High expectations on the latest ECB meeting went unmet as little new information was revealed and rates were left unchanged. Germany’s firm support of the euro and Greece’s reaffirmed dedication to meeting bailout targets, bolstered confidence. As a result, both the euro (+2.2%) and British pound (+1.3%) gained ground versus the U.S. dollar. The U.S. dollar (-1.8%) was mostly weaker as the slow pace of U.S. growth prompted the FOMC to suggest that additional stimulus might be necessary to spur a sustainable recovery. The Australian dollar (-1.5%) fell as weakening Chinese demand threatened to dampen exports. The Japanese yen (-0.3%) lost ground early on weak economic data but quickly rebounded. The Fund’s perpetual long gold position posted strong gains in August as gold regained its preferred status as an inflationary hedge. Bulls betting on monetary easing were rewarded when Fed minutes predicted additional stimulus measures if the U.S. economy failed to show signs of durable growth soon. Gold had its best month since January, gaining 4.6%.

In July, the Fund’s trading strategies returned to positive territory as capital preservation was the primary goal for investors. Unsustainable debt in Spain had government officials considering all options including bailout, default, or even leaving the euro while Greece’s troika of creditors found the country to be falling short of budgetary targets required for their 240 billion euro rescue package. China’s growth slowed to 7.6%, a three-year low, prompting two rate cuts so far this year. Investors seeking refuge redirected cash into safe haven debt instruments, pushing yields to record lows. In the U.S., the Great Plains growing region is facing the worst drought since 1956. Less than one-third of the U.S. corn and soybean crop is in good condition, propelling both markets to all-time highs. The Fund’s short-term strategies produced mixed results with gains in interest rates and losses in metals. The Fund’s equity positions underperformed in July. Volatility persisted as the overhang of European economic difficulties and slowing global growth continued to weigh on markets. Spain’s Ibex35 (-4.0%) fell to its lowest point since 2003 while the Italian Mib40 (-3.0%) reached an all-time low, prompting regulators to reinstitute short-sale bans in both countries. In the U.S., the Dow (+1.1%) was supported by a drop in jobless claims and encouraging durable goods data. In China (+1.1%), slowing growth prompted a second cut to its key lending rate while Japanese stocks (-3.7%) lost ground, pressured by the yen’s appreciation. The Fund’s bond positions were profitable in July as investors poured money into safe-haven debt instruments despite record low yields. Spain remains at the center of Europe’s economic woes with 10-year bond yields reaching 7.75%, a euro-era record. In response, investment into German bunds increased, which twice touched a record low yield of 1.127%. British Long Gilts (+2.3%) also benefited from safe-haven inflows as Bank of England officials announced another 50 billion pounds in quantitative easing. Robust demand for the safety of U.S. debt drove 10-year and 30-year yields to record lows as well, at 1.379% and 2.4405% respectively. The Fund’s allocation to short-term interest rates generated positive returns in July as markets welcomed action from the ECB while looking to the Fed to follow suit. The ECB cut its benchmark lending rate to a record low of 0.75% and its overnight deposit rate to 0% in an effort to stave off recession. Speculation for further cuts drove the Euribor rate to a record low of 0.401%. Markets expected that the Fed may reconsider cutting the IOER (interest on excess reserves) from 0.25% in order to incentivize banks to reallocate reserves away from the Fed and into higher yielding areas. Anticipation for an IOER cut, coordinated with additional Fed tools, lifted Eurodollar futures. The Fund’s allocation to currencies produced moderate gains in July as global economic uncertainly drove money flows into safe-haven sovereign currencies at the expense of the euro. A permanent solution to the debt issues that plague southern Europe remained elusive, pushing the euro to a two-year low versus the U.S. dollar ($1.2043/euro). The yen maintained its favored status, up 7.2% since mid-March, while the Aussie dollar (+2.9%) also remained strong. The Canadian dollar (+1.5%) approached parity with its U.S. counterpart on relative economic outperformance. The Fund’s strategies produced strong returns in grains in July as the U.S. Midwest is experiencing its worst drought in nearly six decades. As of July 30th, only 25% of the crop was in good condition, the lowest since 1988. The U.S. Department of Agriculture (“USDA”) lowered yield estimates 12% to and was expected to make another significant cut in August. December corn gained 27% in July and is 59% higher since mid-June. It is likely that later maturing soybeans will be equally affected by the drought. The most active corn and soybean contracts posted all-time highs of $8.20  1/2 and 16.91  1/2 a bushel respectively. The Fund’s positions in the metals sector underperformed in July as COMEX gold continued to trade in a narrow range and global instability hurt base metal demand. LME warehouse zinc (-1.9%) supplies surpassed one million metric tons for the first time in 17 years while copper imports to China fell to a 10-month low. COMEX copper declined 2.1%, closing at $341.75/lb. Gold was confined to a 4.6% range as traders awaited signals from central bankers towards easing policies. The Fund’s allocation to the energy sector yielded disappointing results in July as crude oil mounted a rally from the dramatic decline over the last several months. Short-covering helped to start prices moving up early in the month as speculators sought to lock in gains. Rising political tensions between Israel and Iran helped to reinforce the rally with unrest in Syria increasing the likelihood of a near-term supply disruption. RBOB gasoline (+6.9%) and heating oil (+5.4%) moved up sharply in step with crude, in spite of ample supplies. Natural gas (+13.6%) rebounded further from lows as hot weather drove up cooling demand from utilities. The Fund’s perpetual long gold position posted modest gains in July as gold remained bound to its established trading range, crossing the $1,600/troy oz. level ten times since early May. Forecasters disagree on market direction with bulls anticipating central bankers being forced to implement further monetary easing while bears cite waning interest and preference for the U.S. dollar.

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

In May, the Fund’s trading strategies produced strong results as uncertainty and eroding optimism dominated market sentiment, sending investors on a broad-based flight to safety. Falling business confidence in Germany, rising euro-zone unemployment, and a shrinking manufacturing sector led to dramatic risk reduction across all sectors. The euro decreased to a nearly two-year low as investors sought the safety of the U.S. dollar, pressuring commodities. The S&P GSCI index of 24 commodities plunged 13%, its worst month since the recession of 2008. Demand for capital preservation drove yields of safe-haven debt instruments to all-time lows. The Fund’s short-term models enhanced monthly gains with profitable positions in CME Australian dollar, COMEX gold and CBT U.S. T-Bonds. The Fund’s equity positions excelled in May as markets fell sharply on weakening economic conditions. European economies continued to soften with negative quarterly GDP and falling indices in the U.K. (-7.5%), Italy (-10.4%), Spain (-11.8%), and Greece (-30.6%). Even though Germany managed to show slight positive GDP growth of .5%, Dax futures fell 7.9%. The possibility of a Greek departure from the euro-zone increased as economic and political pressures mount. In the U.S., the Dow slipped 5.3% as factory orders fell 1.5% and leading indicators slipped 0.1%, leaving only modest growth expectations for the near-term. The U.S. added 115,000 jobs in April, the fewest since October, 2011. Shares across Asia were decidedly weak with the Hang Seng (-11.5%), Nikkei (-10.2%), and MSCI Taiwan (-3.5%) sinking on weakening export demand. The Fund’s bond exposure returned substantial profits in May as the risk-off trade prevailed in response to the unresolved debt crisis in Europe. Elevated fears that Greece may leave the euro-zone and an increasingly troubled Spanish banking sector combined to lift borrowing costs for at-risk sovereigns. Fear-driven investment poured into safe-haven assets in Germany, the U.S., and Australia. German 10-year bund futures (+3.5%) rose to all-time highs. In the U.S., strong demand for safety pushed the benchmark 10-year note to a record low of 1.5309% with 30-year yields approaching their 2008 bottom. The Fund’s allocations to currencies yielded strong results in May as the U.S. dollar advanced sharply in a general flight to safety. Heightened European instability and slowing global growth hurt equity markets while driving the Dollar Index to a 5.4% gain and a 21-month high. The euro slid 6.6% against the U.S. dollar as regional unemployment hit 10.9%, a 15-year high. U.K. retail sales dropped the most over two years, pushing the British pound 5.0% lower versus the U.S. dollar. The Australian dollar fell 6.2% as the RBA unexpectedly cut its key lending rate 50 basis points to 3.75%. Only the Japanese yen (+1.8%) managed to rise against the U.S. dollar in relatively quiet trade. The Fund’s positions in the metals sector generated significant gains in May. Precious and industrial metals fell as a risk-off mentality began to permeate futures markets once again on renewed fears of a global economic recession. Euro-zone service and manufacturing sector data showed contraction for the ninth consecutive month, adding to concerns about the health of the global economy. Manufacturing data in China continued to reveal slowing growth, pushing down industrial metal. LME and COMEX copper fell for four consecutive weeks while LME aluminum slumped 5.9%. All base metals, with the exception of zinc, established new lows for 2012 in May, as did COMEX gold (-6.1%) and silver (-10.3%). The Fund’s allocation to the energy sector produced robust gains, benefitting from the sharp decline in the petroleum complex as ample supply and slack demand pressured prices. After several months of consolidation in crude, technical breaks below support levels led to a significant decline in both NYMEX and Brent futures, dropping 17.5% and 14.7% respectively. In natural gas, the well-established down-trend was finally broken as multi-year lows spurred buying interest. Mild spring weather and warm near-term forecasts helped support prices on increased cooling needs. The Fund’s perpetual long gold position underperformed in May as gold experienced its worst month in 11 years. Investors concerned over the European debt crisis favored the perceived safety of the U.S. dollar over alternative assets such as precious metals.

In April, the Fund’s trading strategies produced mixed results as markets digested signs of moderating growth and concerns over European sovereign debt. Minutes from a meeting of the Fed revealed the U.S. central bank will refrain from additional stimulus unless the economy wavers, sparking concern over growth and demand for raw materials. Upticks in weekly jobless claims and weak sales of previously-owned homes added to bearish sentiment. Chinese GDP grew 8.1%, the slowest pace in nearly three years as the country seeks to rebalance its economy away from exports and towards domestic consumption. Tenuous optimism in Europe gave way to increasing instability as austerity measures and ECB efforts to spur growth have yet to solve the regions debt woes, punctuated by S&P’s downgrade of Spanish debt. Investment flowed into safe-haven debt instruments of the U.S., Germany, and Australia in response to the weakness. The Fund’s bond exposure produced robust returns in April as investment poured into safe-haven assets on renewed euro-zone weakness and concerns over slowing growth. Spain’s soaring unemployment (24.4%), contracting GDP (-0.3%), and alarming spike in non-performing loans led to poor debt auctions as their 10-year yield climbed back above 6%. Resurging peripheral debt woes sent investors flocking to the security of German bunds (+1.9%). British Long Gilts also benefited from safe-haven inflows but performance was muted due to negative GDP growth in the U.K. Despite mixed economic signals and signs of stagnation, the U.S. maintained its favored position relative to struggling European economies, driving demand for U.S. debt. Australian debt yields fell to record lows as easing inflation data is widely expected to prompt a rate cut from the RBA at its next meeting. The Fund’s allocation to foreign exchange markets underperformed in April as markets ended little changed in volatile trade. Concerns over sovereign debt and slowing economic growth left European currencies seeking solid direction. The euro (-0.7%) fell modestly as economic indicators softened and Spain’s debt was downgraded. The Swiss franc (-0.5%) fell against the U.S. dollar after reversing early month gains. The British pound (+1.5%) gained against the U.S. dollar and the euro (+2.2%) on expectations the Bank of England will not pursue further stimulus. The Australian dollar (+1.0%) continued its position as a favored currency with the RBA keeping rates unchanged as their economy sustains growth. The Canadian dollar (1.1%) also appreciated as unemployment there fell to 7.2%. The Japanese yen (+3.8%) regained ground from its recent decline as the BOJ remained focused on easing in an effort to strengthen growth prospects. The Mexican peso (-1.5%) fell back on worries global growth concerns will dampen exports. The Fund’s positions in the metals sector generated moderate losses in April due to sharp reversals in the LME and COMEX copper markets. Poor U.S. monthly payroll and industrial production figures, slowing Chinese growth and heightened euro-zone debt concerns drove copper 6.6% lower to 3-month lows before being turned markedly higher on falling inventories. LME copper stockpiles dropped to 241,550 tons, the lowest level since November of 2008 and down 30% since January as miners struggle to keep pace with consumption. COMEX copper posted five consecutive gains at month’s end, its longest rally since August, to close nearly unchanged. Short positions in COMEX silver (-4.7%) helped to offset losses while COMEX gold (-0.3%) had its smallest monthly change since March of 2010 as traders waited for clarity on global economic conditions. The Fund’s allocation to the energy sector yielded losses in April as encouraging U.S. manufacturing and consumer spending supported energy markets despite reduced geopolitical risk, slowing growth in China, and renewed recession fears in Europe. NYMEX crude posted its least volatile month in 17 years, trading in a 4.8% range, tightly bound by its 100 and 50-day moving averages. Weekly inventories (373 million barrels) reached an 11-month high as Chinese manufacturing contracted for the sixth straight month. Brent crude’s premium over WTI shrunk to as little as $13.61, the smallest margin since January, as Spain and the U.K. slid back into recession and negotiations with Iran showed promise. The Fund’s perpetual long gold position was relatively flat in April, as gold traded in its tightest range (4.3%) since August of 2009 due to languid investor and physical interest. Gold closed at $1,664.20/oz., just below its 200-day moving average and down 7.2% from the 2012 high.

For the second quarter of 2012, the most profitable market group overall was the bonds sector while the greatest losses were attributable to positions in the grains sector.

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The U.S. economy sustained momentum, adding another 227,000 jobs for its best six-month streak since May of 2006. Retail sales climbed 1.1%, the most in five months, reflecting consumer confidence despite rising gas prices. In contrast, commodity-driven economies such as Australia felt the effects of reduced base-metal demand, while euro-zone GDP unexpectedly contracted as the region struggled to contain its debt crisis. Crude oil declined as the impact of Iranian tensions receded when compared to slowing global demand and ample supplies. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the Fed reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The ECB continued to hold the line on interest rates, keeping its discount rate at 1%. The euro and British pound finished unchanged versus the U.S. dollar after declines of 2%. The Australian dollar (-4.4%) fell on weak GDP, an unexpected rise in unemployment, as well as softening commodity exports. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. JGB came under pressure as the BOJ resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. JGB yields rose to 1.056%, the highest since December 2011. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. Markets quickly reversed on China’s shrinking economy and the possible need for further Greek debt restructuring. The FTSE (-2.1%), Amsterdam EOE Index (-1.2%), and Euro Stoxx (-4.5%) all finished lower. The Dow (+1.2%) and the S&P 500 (+2.5%) rose to four-year highs. Asian shares were mostly lower, pressured by the slowdown in China. China’s H-Shares (-10.9%) sank on weaker-than-expected housing and auto data with stocks in Singapore (-1.1%), Taiwan (-2.5%) and India (-2.3%) also lower. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions. The Fund’s perpetual long gold position underperformed in March as investors exited the precious metal in exchange for risk. The steady pace of upbeat economic reports in the U.S., including consumer spending and confidence, fed growing optimism over the stability of the world’s largest economy.

In February, the Fund’s trading strategies generated solid returns as geopolitical and economic forces pushed energies and equities decidedly higher. Intensifying tensions with Iran over their nuclear program injected risk premium into oil markets, driving crude prices to multi-month highs. Meanwhile, a wave of hopeful economic data and the long-awaited second Greek bailout lifted stocks. U.S. unemployment fell for a fifth straight month, adding 234,000 jobs while U.S. consumer confidence posted its longest streak of gains since 1997. The Nasdaq hit 11-year highs and the Dow closed above 13,000 for the first time since 2008. The BOJ revealed plans to inject 10 trillion yen into the Japanese economy in an effort to suppress deflation while the ECB sought to stabilize euro-zone banks and stimulate the economy by issuing €529.5 billion of low interest loans. CBOT corn slid sideways awaiting spring plantings, while soybeans soared on expected crop damage in Brazil. Short-term strategies enhanced overall performance with gains in currencies, stocks, metals, and energies. The Fund’s allocation to the energy sector produced significant returns in February as economic optimism, escalating Iranian tensions, and reduced refinery capacity led to robust returns for long energy positions. Extreme cold in Europe in the midst of heavy refinery maintenance drove IPE gas oil (+6.3%) to a nine-month high. New York heating oil (+6.0%), also used in home heating, was pulled higher on anticipated demand shift to the U.S. Brent crude gained 10.9%, its best month since May of 2009, while NY crude (+8.6%) reached a nine-month high. Despite poor U.S. gasoline demand, RBOB futures extended an impressive rally, gaining 5.4%, aided by permanent, unplanned, and seasonal refinery closures. Promising U.S. employment data and the Greek bailout approval lifted energies universally on hopes of economic growth. The Fund experienced positive results in global equity markets as stocks rose on continued economic improvement. While Europe worked its way towards the second bailout of Greece, equity markets across the continent were higher as fears of an imminent euro-zone collapse subsided. The ECB eased monetary policy significantly in an effort to support markets, stepping away from its traditional mandate of inflation stability. Markets responded with the CAC40 (+4.5%), FTSE (+3.7%) and DAX (+6.0%) all finishing the month higher. Only the Greek index finished lower with a 9.1% loss. Investor optimism drove up markets across Asia with the Nikkei (+10.2%) climbing sharply as the yen fell. Improvements in the outlook for exports also boosted shares in Hong Kong (+6.6%), Korea (+3.5%) and Taiwan (+7.6%). The U.S. markets rose as unemployment fell to 8.3%, jobless claims hit a four-year low, and modest growth was seen in manufacturing and housing. The S&P 500 (+4.3%) is off to its best start in 21 years. The Fund’s allocation to currencies generated moderate losses due to the sharp reversal in the Japanese yen. The U.S. dollar was weaker against most global currencies as the Fed reiterated its highly accommodative stance in spite of improving economic conditions. The BOJ, which has struggled with deflation for more than a decade, announced it would target a 1% annual inflation rate, adding 10 trillion yen to the economy in the process. Traders took the news seriously and sent the yen (-6.2%) to a seven-month low. The euro (+1.9%) strengthened against the U.S. dollar as fears over a Greek debt disaster abated and expectations rose for increased lending activity. The Swiss franc (+1.8%) and British pound (+1.1%) also gained while better-than-expected economic data in Australia drove the AUD/USD rate to a six-month high (1.0795 $/AUD). South American currencies continued to climb with the Mexican peso (+1.4%), Colombian peso (+2.4%), and the Brazilian real (+1.7%) all gaining. The Fund’s bond portfolio produced negative results in February. U.S. bond prices retreated slightly from January highs as positive economic data continued to foster the strongest equity rally in two decades. U.S. unemployment dropped to 8.3%, returning to a level not seen since February 2009. U.S. 10-year notes retreated on the news and ended the month down 0.8%. The ECB implemented phase two of their long term refinancing operation liquidity program on February 27, injecting 530 billion euros of short-term liquidity into the region. The 1% loan offering was taken up by 800 euro-zone banks. The monetary infusion is expected to make its way into longer-term maturities as seen by the resulting rally in bunds and 10-year Swap Notes. The Fund’s strategies underperformed in the metals sector after bullish trends in precious metals radically corrected as Fed Chairman Bernanke quelled hopes for QE3. Immediately prior to the plunge, gold and silver each hit multi-month highs as investors placed hedges against rising consumer prices and a weakening U.S. dollar. Following Mr. Bernanke’s testimony, gold (-1.7%) and silver (-6.9%) decreased significantly. Fears of reduced euro-zone base metal demand abated as leaders came to agreement on a second aid package for Greece. LME aluminum (+4.0%), assisted by record canceled warrants (orders to withdraw stockpiles), reversed early losses in the broad-based rally. Rising confidence levels on both sides of the Atlantic and falling inventories worked in tandem to elevate COMEX (+2.1%) and LME copper (+2.2%). The Fund’s perpetual long gold position suffered late-month losses as testimony from Mr. Bernanke expressed optimism over improving macroeconomic data, reducing the likelihood of additional monetary stimulus. Gold and other safe-havens dropped on the news as the U.S. dollar rallied.

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The U.S. dollar declined against major currencies as the “safety trade” unwound, accelerated by the Fed’s stated willingness to purchase additional bonds. Gold benefited from the dollar’s decline, posting a +10% gain, climbing solidly back above its 200-day moving average while base-metals surged on production cutbacks and anticipated

Chinese demand. EU negotiations with Greece, initially promising, weighed on equity markets towards month-end as leaders debated terms of a second rescue package worth 500 billion euro. NYMEX gasoline trended higher throughout the month as supply concerns intensified due to multiple refinery closures while natural gas plummeted to a 10-year low on unseasonably warm winter temperatures and overabundant supply. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals, while the Fund’s perpetual long gold position produced significant gains for the month. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. In the United States, minutes from the FOMC revealed the Fed’s commitment to maintain interest rates at or near zero through 2014. The ECB, having cut rates twice in the last three months, maintained rates at a record low of 1%, citing signs of stabilization. In the U.K., the Bank of England also maintained a record low benchmark of 0.5%. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The euro reached a 17-month low before recovering on perceived EU debt negotiation progress. The Australian dollar sustained its climb on relative economic outperformance, attractive interest rates, and strength in commodity prices. South American currencies, which lost significant ground in 2011, advanced considerably against the U.S. dollar. The Japanese yen rallied sharply late, closing at a three-month high, as investors flocked to the currency given the short-term U.S. interest rate outlook. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish USDA figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. Wheat traded in tandem with corn, pressured by weak exports, ample supply, and favorable winter crop conditions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. Gasoline ended up (+7.3%) for the month, while an unusually warm winter and continued supply glut pushed natural gas to $2.231/btu, a 10-year low. The Fund experienced losses in NYMEX crude oil amid a directionless trade as prices were range-bound between $98 and $103 per barrel. The Fund’s perpetual long gold position produced sizable gains after the FOMC announced that interest rates would remain low through 2014, sparking U.S. dollar worries. The ongoing EU debt crisis also continues to keep the euro weak. The instability associated with these currencies provided strong support for safe-haven assets.

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

Fund results for 4th Quarter 2011:

In December, the Fund’s trading strategies posted disappointing results as macroeconomic factors continued to shake markets, resulting in another volatile month of trading. Equities finished the year on a small upswing as positive economic news from the U.S. elevated markets from their intra-month lows despite the European debt crisis continuing to weigh heavily on global markets. The U.S. dollar trended higher to the detriment of gold, with gold futures trading below the 200-day moving average. Grains rallied as reduced yields for soybeans and corn drove prices higher while soft commodities’ values remained suppressed on steady output. Meanwhile, base metals lagged as stockpiles of aluminum increased to record highs while demand for copper decreased. Crude oil experienced a volatile trade with growing tensions between the U.S. and Iran threatening to disrupt the oil supply. The Fund’s allocation to the energy sector yielded losses in December as conflicting macroeconomic factors injected volatility into the markets. A modest improvement in U.S. economic data, including positive job reports, supported energy prices and helped sustain crude to just above the $100 per barrel. These increases, however, were reversed as proposed EU summit resolutions were viewed as insufficient to produce significant growth in Europe, resulting in multi-week lows. Calls for sanctions against Iran and the potential interruption to Middle Eastern supplies abruptly halted the slide and sent crude markets higher at the end of the month. For the month, natural gas (-16.5%) remained heavily bearish as a result of above-normal temperatures across the upper Midwest and East Coast and reported inventories significantly above the five-year average. The Fund experienced negative results in the metals markets in December as gains made in base metals were offset by losses in gold. The European debt crisis and related demand concerns significantly impacted metals prices over the second half of the year. Short positions in aluminum (-4.27%) prospered as fears of a recession in the euro-zone weakened demand for the base metal and as aluminum inventories increased to record levels. Copper also suffered from similar demand concerns as data out of China, the world’s largest user of the metal, indicated stockpiles increased while industrial output slowed. Silver (-14.9%) hit a four-month low after a sell-off spurred by Euro concerns. Meanwhile, gold (-10.5%) dropped below its 200-day moving average mid-month for the first time in over two years. The Fund’s money market positions yielded negative returns in December. Short-term interest rates remained on the decline as investors continued to favor the safety of money markets. Rates rose slightly from their lows throughout December as the ECB continued attempting to add liquidity to the markets by increasing access to its lending facilities. The U.S. also maintained its own easy monetary policy in order to boost liquidity and support economic recovery. The Fund’s money market positions declined slightly as money markets fell back near the end of the month. The Fund’s bond portfolio produced modest losses in December as external factors disrupted prices. While a mid-month auction of U.S. notes displayed its strongest demand since 1993, European political and central bank decisions drove prices lower. U.S. 10-year T-Note futures (+1.4%) gained on the month while 2-year T-Notes remained flat. In Europe, German bund prices dipped after the ECB’s decision to lend €489 billion to capitalize insolvent European banks. In Asia, Korean T-Bonds trended higher in early December before dropping significantly after Kim Jong-Il’s death, ending nearly flat in December. The Fund’s dollar for dollar long gold position posted significant losses in December as demand for the asset was weakened by the ongoing European debt crisis. New liquidity concerns forced some banks to sell off precious metals in favor of cash. Gold fell 10.5% during December, its second largest monthly loss since October 2008 and finished the year 18.43% off its record high in September this year. Despite the decline this month, 2011 marked the 11th consecutive year of gains for gold.

In November, the Fund’s trading strategies underperformed as the continuing euro-zone debt crisis resulted in high market volatility and left investors searching for safe haven investments. Indices pared early heavy losses by month’s end as a coordinated effort by central banks in the euro-zone, the U.S., Canada, Switzerland, the U.K. and Japan to lower the cost of dollar funding gave much needed optimism to the markets. Bond yields rose significantly higher in Europe and Japan, with Germany unable to sell nearly a third of its bund offering and the Japanese benchmark 10-year Japanese Government Bond’s high yields making borrowing potentially unsustainable. The U.S. dollar resumed its status as a safe haven currency in November as investors reallocated from gold and the Swiss franc. Overall, the metals sector moved lower to the benefit of the Fund’s positions as global demand concerns from the euro-zone debt crisis along with slowing Chinese economic growth suppressed prices. Strong U.S. Thanksgiving retail sales and an increase in consumer confidence drove crude oil to over $100 per barrel. The Fund’s short-term strategies performed poorly as gains in energies were offset by losses in currencies and short rates. The Fund’s allocation to currencies experienced significant losses in November as the U.S. dollar reversed sharply as investors sought a safe haven currency in the face of global market turmoil. The U.S. dollar rose sharply against almost every global currency as uncertainty over the sovereign debt of some European nations continued to shake markets. The euro, Swiss franc, Canadian dollar and Brazilian real all finished with losses against the U.S. dollar with only the Japanese yen finishing with a modest gain as that currency drifted higher after last month’s late intervention. The Fund experienced strong gains in the global energy markets in November with long crude oil and short natural gas positions leading the way. Both NYMEX and Brent Crude rallied into month-end on record U.S. Thanksgiving retail sales, strong consumer confidence and a proposed ban on EU imports of Iranian oil. U.S. domestic crude stocks fell to 330.8 million barrels in November, the lowest level since January 2010, propelling crude 32% higher since early October while reaching $100 a barrel for the first time since July. The Fund’s bond portfolio produced losses in November as uncertainty over the euro-zone’s credit worthiness drove European yields to significant highs. Euro-zone uncertainty also lowered yields in the U.S. for most of November before a decision by central banks around the world to cut the U.S. dollar overnight index-swap rate reversed some of the U.S. 30-year note’s price increases in November. Japanese yields spiked at the end of November just days before a critical 2-year, 2.7 trillion Japanese yen offering. The Fund’s allocation to global equity markets yielded modest negative returns in November. Equity markets around the globe declined sharply early in the month as policy makers continued to search for solutions to growing economic tensions. Global markets moved up sharply late in the month, however, punctuated by news of a 6-nation coordinated central bank action aimed at easing strains within the banking system. As a result, significant early-month negative returns in Italy, Spain, Germany and Japan were pared, while the U.S. experienced positive returns for November despite large early-November losses. The Fund’s dollar for dollar long gold position (+1.2%) continued October’s rally early in November as the European debt crisis continued to worry investors and increase demand for safer assets. However, the weakening Euro reversed this trend for most of the month before central banks around the world began a coordinated effort to provide additional loans to the ECB, instantly propelling gold 2.0% higher at month’s end.

In October, the Fund’s trading strategies posted disappointing results as renewed optimism precipitated a return to risk after September’s historic liquidation. Indices led the way higher, posting impressive gains as strong U.S. corporate earnings and GDP figures and a preliminary debt crisis agreement in Europe sent values higher. While central bank statements remained downbeat, bonds sold off as the bold action in Europe in dealing with the debt crisis inspired optimism. Crude oil and base metals also rallied as September’s losses appeared to have attracted renewed physical demand. Gold futures recovered from recent slides as weakening in the U.S. dollar and prospects for easy money in the U.S. and Europe for the foreseeable future supported values. Currencies reversed as yield-seeking investors redeployed capital after the euro-zone averted disaster, Japanese authorities intervened, and commodity currencies rose. Agricultural products finished mixed as a weaker U.S. dollar was offset by higher production. The Fund’s short-term strategies were unable to keep pace with the velocity of the change in direction as losses in bonds, currencies, energies and stocks offset gains in metals trading. The Fund experienced significant losses in bonds markets in October. Losses in bond markets arose as optimism over the economic outlook strengthened as the month progressed. U.S. bond and German bund yields rallied from their lows even as consumer confidence remained depressed as European policy makers tackled their sovereign debt issue in a comprehensive manner. The Fund’s allocation to currencies produced losses in October as the risk on/risk off dynamic that has prevailed in 2011 continued with a dramatic return to risk. September’s U.S. dollar liquidity operations and substantial progress between European sovereigns, banks and bond holders on a way forward out of the debt crisis combined to send the euro 3.7% higher. The late-month debt agreement prompted a temporary return to risk, sending capital flowing back into European regions such as Norway, Russia, Sweden and Poland. Commodity currencies also benefitted as macroeconomic risks receded with strong U.S. corporate earnings and a 2.5% rise in third quarter U.S. GDP. The Australian dollar, Canadian dollar and Brazilian real moved sharply higher in yet another extreme move. The Japanese government intervened for the fourth time in just over a year, sending the yen to intra-day declines of 4.7% after reaching post-war highs against the dollar earlier in the month. Allocations to stock and global energy markets also yielded negative returns in October. The Fund’s strategies in global equity markets suffered as markets reversed higher in volatile trade. U.S. equities led the way with the S&P 500 rising 11% for the month. Although consumer confidence and employment figures remained weak, investors gained confidence on impressive corporate earnings and U.S. GDP growth. In Europe, concerns over sovereign debt issues abated as the late-month summit finally yielded some tangible solutions to the crisis. The Fund’s allocations to global energy markets underperformed as encouraging economic news out of the U.S. and increasing optimism from European policy makers caused a sharp reversal from September’s liquidation. The Fund’s dollar for dollar long gold position recovered this month (+6.4%) from September’s steep losses as equity and commodity market liquidation reversed, temporarily limiting the need for gold sales to finance losses in other assets. Acute U.S. dollar weakness (-3.4%) also provided support as European policy makers demonstrated the political will to tackle their structural issues, agreeing to bank recapitalizations, an expansion of the European Financial Stability Facility, and a 50% haircut for Greek bond holders. On October 31, 2011, MF Global reported to the SEC and the CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. On November 21, 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, the General Partner caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall as of October 31, 2011. The reserve taken reduced the net asset value of Series A-1 and A-2 by approximately 0.49% and Series B-1 and B-2 by approximately 0.87%.

For the fourth quarter of 2011, the most profitable market group overall was the energy sector, while the greatest losses were attributable to positions in the bonds sector.

Fund results for 3rd Quarter 2011:

In September, the Fund’s trading strategies posted disappointing results as economic uncertainty spiked, precipitating a severe bout of commodity market liquidation and corresponding flight to the U.S. dollar and treasuries. Equities came under pressure early as poor U.S. unemployment data and growing dysfunction in European money markets prompted liquidation. Values remained under duress for the balance of the month as the International Monetary Fund (“IMF”), the Fed and the ECB offered bearish assessments of downside risks to global growth. The U.S. dollar gained along with U.S. and European treasuries as investors flocked to safe haven assets while awaiting further clarity from European authorities. Gold and silver reversed August’s gains on a stronger U.S. dollar, increased margin requirements and collateral damage from commodity and equity market liquidation. Grains and soft commodities were hit particularly hard amid the fundamental reassessment of demand, a stronger U.S. dollar and improved production prospects. The Fund’s short-term strategies further detracted from overall performance as losses in currencies and energies offset gains in bonds, metals and stocks. The Fund experienced significant losses in grains and agricultural markets in September. Losses were seen in grain market trades amid global economic concerns, weakening demand, seasonal harvest pressure and a strong U.S. dollar. Positions in agricultural products underperformed as the combination of excellent production and the increasing likelihood of a global recession resulted in heavy liquidation. Allocations to currencies and money markets also yielded negative returns in September. Losses in currency markets resulted from a massive flight out of risk assets, including commodities, commodity currencies and emerging market equities which propelled the U.S. dollar sharply higher against a global basket of currencies. Positions in global money markets lost ground in September as continued instability in financial markets led to choppy action at the top of the recent range. Pressure continued to mount on European officials as major bank shares fell amid reports of rising dysfunction in the inter-bank lending market. This prompted the major central banks to coordinate funding and stability to the system. The Fund’s models produced gains in metals and bonds in September. Metals markets saw positive results overall as the seemingly intractable European debt crisis escalated pessimism regarding industrial metal demand. The Fund’s bond portfolio continued to perform well during September as fear and central bank intervention drove major sovereign debt prices higher. As world commodity and equity prices fell, investors invested into the safe haven assets of medium and long-term sovereign debt. The Fund’s dollar for dollar long gold position produced losses in September. December COMEX gold opened the month with new all-time highs before reversing to post a loss of 11.5% in volatile action. Losses accelerated after the Fed’s plan to purchase long-term debt was announced, citing increasing downside risks to economic growth. By minimizing inflation worries, the Fed’s action also paved the way for a massive exodus out of commodities. As the flight out of risk progressed, gold lost ground as institutions used recent profits to finance losses elsewhere.

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

In January, the Fund’s allocation to global equities finished mixed as disappointing performances in several peripheral markets offset steady trends in major indices. In Europe, several past laggards, including Greece, Italy and Spain finished the month 13.9%, 9.2% and 10.2% higher, respectively, as heavy ECB participation in secondary market debt auctions and plans for a comprehensive debt relief structure reassured investors. Small gains on positions in Germany’s DAX, France’s CAC40 and the Amsterdam EOE Index, which finished 2.5%, 5.1% and 1.3% higher, respectively, offset losses in the sector as several core European economies improved. U.S. equities pressed higher as improving employment figures and solid consumer demand elevated corporate earnings. The Fund experienced early losses in Australia’s SPI as epic flooding cut into 2011 GDP prospects. Chinese H-Shares reversed lower late in the month to the Fund’s detriment as authorities continued to struggle with inflation. Overall, a mixture of long and short stock indices positions led the Fund to an overall loss. The Fund’s allocation to global bond markets underperformed in January as investors exited safe haven assets in response to improving global economic conditions. The Fund experienced losses in its Japanese government bond positions as large auctions and generally poor economic performance resulted in a ratings agency debt downgrade, encouraging investors to put money to work outside the country. In Europe, investors sold bund and bobl futures as Euro-zone industrial production readings easily surpassed expectations. Additionally, positive dialogue from various heads of state regarding a comprehensive crisis solution was backed up by aggressive ECB purchases of Italian, Portuguese and Spanish debt in secondary markets, ensuring successful auctions for the embattled countries. In the U.S., performance suffered in choppy countertrend action as bond and note futures moved sideways to slightly higher as QE2 persisted in spite of rising inflation concerns in the rest of the world. A mixture of long and short bond positions led the Fund to an overall loss on the month. The Fund experienced losses in the interest rates sector as European short rates reversed sharply from December’s strong close. While the ECB left rates unchanged in January, their policy minutes emphasized vigilance over price stability in the midst of rising commodity prices. Policy makers also noted that uncertainty remains elevated and some financial institutions still face the threat of balance sheet adjustments despite positive underlying momentum in the economy. They also stressed the need for Euro members to reduce debt-to-GDP ratios. Short rate futures in the U.S. finished near their highs as early weakness associated with a strong employment report was offset by staunchly accommodative Fed monetary policy. Their focus, in contrast to the ECB, continues to be focused on growth and full employment at the expense of inflation. Meanwhile, Australian short rate futures moved higher to the Fund’s benefit as epic flooding cut into 2011 GDP estimates, thereby reducing prospects for previously expected rate hikes. A mixture of long and short interest rate positions led the Fund to an overall loss on the month. The Fund’s allocation to currency markets underperformed in January as the euro and British pound finished 2.4% and 2.8% higher against the U.S. dollar, respectively, and euro-zone regionals reversed late 2010 losses. Early month news that Japan would buy distressed sovereign debt and strong ECB secondary market participation in Portugal, Spain and Italian bond auctions provided support to these economies. As confidence in the euro improved, investors moved out of the Swiss franc, which finished 0.9% lower against the U.S. dollar, and back into risk plays in Hungary and Poland, which finished 5.4% and 4.1% higher, respectively, resulting in losses for the Fund. The Australian dollar finished 2.1% lower against the U.S. dollar as flood damage triggered a one-time levy, which tempered 2011 growth estimates and rate hike expectations. The Fund experienced losses in the yen following a credit rating downgrade as Japan’s huge debt load and limited policy options unnerved investors. Gains in the Mexican peso, which finished 1.8% higher against the U.S. dollar offset some losses in the sector as the peso rallied on prospects for a sustained U.S. economic recovery. The Fund’s mixture of long and short currency positions led to an overall loss on the month. The Fund experienced losses in the metals sector in January as gold and silver futures traded sharply lower amid growing optimism that the global economic recovery is gaining momentum. April gold finished with a loss of 6.2% as strong early month U.S. employment figures and ebbing contagion fears in Europe limited investors’ appetite for the alternative asset. March silver finished the month 8.8% lower in correlated action. The Fund’s allocation to industrial metals also suffered. The Fund’s positions in March COMEX copper were stopped out after a 6.0% intra-month decline due to China raising its reserve requirement in response to elevated GDP and CPI reports. Fears that China would take more aggressive measures to limit growth led to losses in London aluminum, lead and zinc as several Chinese banks were forced to cease lending for the remainder of the month. A mixture of long and short metals positions led the Fund to an overall loss on the month. The Fund’s allocation to global energy markets produced positive returns in January as economic, logistical and geopolitical factors underpinned values. Strong U.S. employment figures and a pipeline shutdown in Alaska supported the Fund’s New York crude oil positions early in the month. However, elevated Chinese GDP and CPI readings precipitated another reserve requirement hike while increasing expectations for additional measures to slow their economy. This scenario, along with a bearish U.S. inventory report, contributed to losses for the Fund amid an 8.0% drop from intra-month highs. Long positions in brent crude finished 6.6% higher, surpassing $100 per barrel following a reversal in European demand expectations, an accident in the North Sea which idled 200,000 barrels of production and heightening unrest in Egypt. Front-month heating oil surged as well, adding 7.4% as exceptionally cold weather gripped the northern hemisphere, providing excellent returns for the Fund. A mixture of long and short energy positions led the Fund to an overall gain on the month.

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

Since the Fund’s initial reserve was taken, an active market developed for MF Global claims similar to the Fund’s. As a result, Superfund Capital Management received bids from third parties for the purchase of the Fund’s MF Global claims. Following this process, Superfund Capital Management determined it was in the best interests of the Fund to sell its MF Global claims, and the Fund closed on the sale in the amount of $312,885 for Series A and $335,057 for Series B on June 11, 2012. Although the sale did not close until June 11, 2012, Superfund Capital Management recognized the change in reserve prior to closing the Fund’s books effective May 31, 2012. Because the sale price was slightly less than the carrying amount of the Fund’s assets on deposit at MF Global as reduced by the reserve taken as of October 31, 2011, each Series recognized an additional reduction in value as of May 31, 2012 due to the sale. Such change in reserve is presented as “Loss on MF Global” on the Statements of Operations. On May 31, 2012, the net asset value of the Series A-1 Units was reduced by approximately 0.05% (or approximately $0.86 per Unit); the net asset value of the Series A-2 Units was reduced by approximately 0.05% (or approximately $0.94 per Unit); the net asset value of the Series B-1 Units was reduced by approximately 0.07% (or approximately $1.06 per Unit); and the net asset value of the Series B-2 Units was reduced by approximately 0.07% (or approximately $1.12 per Unit). Following this sale, the Fund no longer has any exposure to MF Global.

Off-Balance Sheet Arrangements

The Fund does not engage in off-balance sheet arrangements with other entities.

Contractual Obligations

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation and depreciation of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2012 and December 31, 2011.

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

Recently Issued Accounting Pronouncements

ASU 2011-11

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. generally accepted accounting principles (“U.S. GAAP”) more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. New disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Superfund Capital Management is evaluating the impact of ASU 2011-11 on the financial statements and disclosures.

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption is not expected to have a material impact on the Funds’ financial statements.

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

Financial statements appear beginning on page 31 of this report. Supplementary data is not required.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include in all annual reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter-ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.

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

The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2012, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.

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

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 that was not reported on Form 8-K.

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

NIGEL JAMES, age 32, was appointed as President of Superfund Capital Management on July 13, 2006, and was listed as a principal and registered as an associated person with Superfund Capital Management on November 28, 2006, and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. where he managed a team focused on conceptual analysis and design of trading software. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.

MARTIN SCHNEIDER, age 46, was appointed Vice President, Principal Financial Officer, Principal Accounting Officer and sole Director of Superfund Capital Management on July 28, 2010. Mr. Schneider was listed as a principal of Superfund Capital Management on August 19, 2010. From May 1997 to June 2001, Mr. Schneider served as Sales Director for Nike, Inc., an international retailer, in the company’s European divisions. From July 2001 to July 2002, Mr. Schneider held the position of Commercial Director for FC Tirol Innsbruck, a former Austrian football club. In this position, Mr. Schneider was responsible for the promotional activities of the organization. Mr. Schneider spent August 2002 preparing for his transition to the Superfund group of financial companies. From September 2002 to March 2005, Mr. Schneider functioned as the sports marketing director for Quadriga Asset Management GmbH, a financial services company, and as the Executive Vice President of the successor company, Superfund Marketing and Sports Sponsoring Inc., a marketing services company. In April 2005, Mr. Schneider assumed the role of Operating Manager for Superfund Group Monaco, a financial services company, a position he held until his appointment to Superfund Capital Management in June 2010. In the position of Operating Manager, Mr. Schneider conducted internal operational and financial audits of members of the Superfund group of affiliated financial companies. Mr. Schneider is a graduate of TGM Technical School in Vienna, Austria, with a degree in mechanical engineering. Mr. Schneider is a citizen of Austria.

GIZELA BENEDEK, age 34, was appointed Treasurer of Superfund Capital Management on July 28, 2010. Ms. Benedek will also serve as Audit Committee Financial Expert for the Fund. Ms. Benedek was listed as a principal of Superfund Capital Management on September 10, 2010. From June 2000 to September 2005, Ms. Benedek served as an Associate of PricewaterhouseCoopers, an international accounting firm, in its tax consulting group in Vienna, Austria. In this position, Ms. Benedek provided tax consulting services to investment companies. From October 2005 to December 2005, Ms. Benedek conducted intensive research in connection with her master thesis. From January 2006 to July 2008, Ms. Benedek held the position of Auditing Associate in the auditing group of RSM Exacta Wirtschaftsprufung AG, an Austrian auditing and tax consultancy firm. In this position, Ms. Benedek provided auditing services to private foundations and mid-market companies. From August 2008 through August 2009, she was granted educational leave sponsored by the Austrian government to study for the U.S. CPA exam. Since September 2009, Ms. Benedek has held the role of Financial Counsel for Superfund Distribution and Investment, Inc., a financial services company located in Grenada, West Indies. In this role, Ms. Benedek engages in various internal accounting and auditing functions. Ms. Benedek is a graduate of The University of Economics and Business Administration in Vienna, Austria, and is a certified public accountant. Ms. Benedek is a citizen of Austria.

CHRISTIAN BAHA, age 44, is Superfund Capital Management’s founder and sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was listed as a principal of Superfund Advisors, Inc., a CFTC registered commodity pool operator, on November 20, 2009, however, such listing was withdrawn as of November 26, 2011. He was registered as an associated person and listed as a principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, effective as of July 23, 1999 and June 24, 1997, respectively, until it withdrew its registration on July 12, 2012. He is registered as an associated person and listed as a principal of Superfund Asset Management LLC, a CFTC registered introducing broker, positions which he has held since June 11, 2012 and April 26, 2012. He has also been listed as a principal of Superfund Capital Management since May 9, 2001. He was registered as an associated person of Superfund Capital Management on May 9, 2001 as well, however, such registration was subsequently withdrawn on February 17, 2009. Mr. Baha is listed as a principal of Superfund Capital Management because he is its sole owner. Mr. Baha was also listed as a principal of Superfund USA, Inc., a former broker dealer that was previously registered as a commodity pool operator with the CFTC from August 14, 2009 through September 4, 2010, from August 13, 2009 through September 4, 2010 because he is the sole owner of the foregoing entity. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.

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

The Fund has no employees, officers or directors and is managed by Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 2.25% of month-end net assets (2.25% per annum). Superfund Capital Management will also be paid a monthly performance fee equal to 25% of any new appreciation without respect to interest income or any changes in net asset value due changes in value of the Fund’s dollar for dollar gold position. Trading losses will be carried forward and no further incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Asset Management, LLC, an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, LLC, an entity related to Superfund Capital Management by common ownership (“Superfund USA”), is paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commission” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds price of such Unit. Each Series and Superfund USA may retain additional selling agents to assist with the placement of the Units. Superfund USA will pay all or a portion of the selling commission described above which it receives in respect of the Units sold by the additional selling agents to the additional selling agents effecting the sales.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners

All of the Fund’s general partner interest is held by Superfund Capital Management.

Security Ownership of Management

As of December 31, 2012, no Units were owned or held by officers of Superfund Capital Management. As of December 31, 2012, Superfund Capital Management owned 514.918 Units of Series A-1 (non-voting), representing 6.11% of the total issued Units of Series A-1, and 434.258 Units of Series B-1, representing 13.33% of the total issued Units of Series B-1 (non-voting), having a combined value of $1,215,022. Losses allocated to Units of Series A-1 and Series B-1 owned by Superfund Capital Management were $94,552 for the year ended December 31, 2012. Superfund Capital Management did not make any contributions to or withdrawals from any Series during this period. Superfund Capital Management’s ownership of Units of Series A-1 and Series A-2 is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets. Christian Baha is the holder of all of the equity of Superfund Capital Management.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

See “Item 10 Directors, Executive Officers and Corporate Governance”, “Item 11, Executive Compensation” and “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.” In 2012, the Series A management fee totaled $382,247, the Series A selling commissions totaled $270,220, the Series A incentive fee totaled $0 and the Series A brokerage commissions totaled $347,717. In 2012, the Series B management fee totaled $289,361, the Series B selling commissions totaled $104,986, the Series B incentive fee totaled $0 and the Series B brokerage commissions totaled $289,361. In 2011, the Series A management fee totaled $383,509, the Series A selling commissions totaled $272,237, the Series A incentive fee totaled $243,449 and the Series A brokerage commissions totaled $255,210. In 2011, the Series B management fee totaled $287,138, the Series B selling commissions totaled $156,375, the Series B incentive fee totaled $405,490 and the Series B brokerage commissions totaled $286,128.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2012 and December 31, 2011, were approximately $127,500 and $108,725, respectively.

Audit-Related Fees

There were no audit-related fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2012 and December 31, 2011.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning rendered by Deloitte & Touche LLP for the years ended December 31, 2012 and December 31, 2011.

All Other Fees

There were no other fees for products or services provided by Deloitte & Touche LLP for the years ended December 31, 2012 and December 31, 2011.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:

(1)	Financial Statements beginning on page 31 hereof.

(2)	Financial Statement Schedules:

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

32.02 101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*

Section 1350 Certification of Principal Financial Officer

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Labe Linkbase Document

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

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on May 11, 2012, with Amendment No. 1 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-179534).

3.02	Formof Third Amended and Restated Limited Partnership Agreement of the Registrant.

10.02	Form of Subscription Agreement.

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

EXHIBIT 13.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Superfund Gold, L.P.—Series A and Superfund Gold, L.P.—Series B:

We have audited the accompanying statements of assets and liabilities of Superfund Gold, L.P., Superfund Gold, L.P.—Series A and Superfund Gold, L.P.—Series B (collectively the “Funds”), including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Funds are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Funds’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012, by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Superfund Gold, L.P., Superfund Gold, L.P.—Series A and Superfund Gold, L.P.—Series B as of December 31, 2012 and 2011, and the results of their operations, changes in net assets, and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 26, 2013

SUPERFUND GOLD, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011
ASSETS
US Government securities, at fair value, (amortized cost of $6,400,000 as of December 31, 2011)	$—	$6,400,000

Due from brokers	13,552,648	17,505,597
Futures contracts purchased	30,068	—
Unrealized appreciation on open forward contracts	182,189	134,988
Futures contracts sold	155,131	378,483
Cash	9,250,263	5,304,787

Total assets	23,170,299	29,723,855

LIABILITIES
Unrealized depreciation on open forward contracts	101,789	95,397
Futures contracts purchased	89,610	2,237,362
Subscriptions received in advance	84,515	914,000
Redemptions payable	444,547	904,938
Management fee payable	42,929	107,656
Fees payable	40,220	105,056

Total liabilities	803,610	4,364,409

NET ASSETS	$22,366,689	$25,359,446

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2012

	Percentage of Net Assets		Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.8%		$182,189

Total unrealized appreciation on forward contracts	0.8		182,189

Unrealized depreciation on forward contracts
Currency	(0.5)		(101,789)

Total unrealized depreciation on forward contracts	(0.5)		(101,789)

Total forward contracts, at fair value	0.4%		$80,400

Futures contracts, at fair value
Futures contracts purchased
Currency	(0.0	)*%	$(10,164)
Energy	0.4		93,730
Financial	0.7		157,123
Indices	1.2		269,955
Metals	(2.5)		(570,186)

Total futures contracts purchased	(0.3)		(59,542)

Futures contracts sold
Currency	1.2		258,209
Energy	(0.0	) *	(2,904)
Financial	0.0	*	1,613
Food & Fiber	0.5		120,345
Indices	(0.0	) *	(504)
Metals	(1.0)		(221,628)

Total futures contracts sold	0.7		155,131

Total futures contracts, at fair value	0.4%		$95,589

Futures and forward contracts by country composition
Australian	0.1%		$33,214
European Monetary Union	(0.1)		(22,837)
Great Britain	(0.1)		(15,450)
Japan	1.3		282,720
United States	(1.3)		(284,465)
Other	0.8		182,807

Total futures and forward contracts by country	0.8%		$175,989

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

	Face Value	Percentage of Net Assets		Fair Value
Debt Securities United States, at fair value
United States Treasury Bills due February 23, 2012 (amortized cost $6,400,000), securities are held in margin accounts as collateral for open futures and forwards	$6,400,000	25.2%		$6,400,000

Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency		0.5		134,988

Total unrealized appreciation on forward contracts		0.5		134,988

Unrealized depreciation on forward contracts
Currency		(0.4)		(95,397)

Total unrealized depreciation on forward contracts		(0.4)		(95,397)

Total forward contracts, at fair value		0.2%		$39,591

Futures contracts, at fair value
Futures contracts purchased
Currency		0.3%		$68,483
Energy		(0.3)		(86,639)
Financial
2 Year U.S. Treasury Note		0.0	*	1,954
Other		0.0	*	3,926
Total Financial		0.0	*	5,880
Food & Fiber		0.1		30,713
Indices		0.0	*	8,193
Metals
171 contracts of CMX Gold expiring February 2012		(8.8)		(2,228,620)
Other		(0.1)		(35,372)

Total Metals		(8.9)		(2,263,992)

Total futures contracts purchased		(8.8)		(2,237,362)

Futures contracts sold
Currency		0.3		85,282
Energy		0.3		84,680
Financial		(0.0	) *	(11,937)
Food & Fiber		0.1		23,297
Indices		0.2		58,871
Livestock		0.1		18,950
Metals		0.5		119,340

Total futures contracts sold		1.5		378,483

Total futures contracts, at fair value		(7.3)%		$(1,858,879)

Futures and forward contracts by country composition
Australian		0.1%		$13,630
European Monetary Union		0.3		69,960
Great Britain		0.0	*	5,614
Japan		0.4		106,637
United States		(8.1)		(2,048,725)
Other		0.1		33,596

Total futures and forward contracts by country		(7.2)%		$(1,819,288)

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Investment income
Interest income	$3,425	$11,848
Other income	970	—

Total income	4,395	11,848

Expenses
Incentive fee	—	648,939
Management fee	593,767	670,647
Brokerage commissions	637,078	541,338
Selling commission	375,206	428,612
Operating expenses	197,922	223,546
Loss on MF Global	12,764	194,753
Other	18,874	16,766

Total expenses	1,835,611	2,724,601

Net investment loss	(1,831,216)	(2,712,753)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(1,633,508)	5,588,766
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,995,277	(4,490,529)

Net gain on investments	361,769	1,098,237

Net decrease in net assets from operations	$(1,469,447)	$(1,614,516)

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Decrease in net assets from operations
Net investment loss	$(1,831,216)	$(2,712,753)
Net realized gain (loss) on futures and forward contracts	(1,633,508)	5,588,766
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,995,277	(4,490,529)

Net decrease in net assets from operations	(1,469,447)	(1,614,516)

Capital share transactions
Issuance of Units	3,810,089	10,736,259
Redemption of Units	(5,333,399)	(10,437,522)

Net increase (decrease) in net assets from capital share transactions	(1,523,310)	298,737

Net decrease in net assets	(2,992,757)	(1,315,779)
Net assets, beginning of year	25,359,446	26,675,225

Net assets, end of year	$22,366,689	$25,359,446

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Cash flows from operating activities
Net decrease in net assets from operations	$(1,469,447)	$(1,614,516)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(7,948,374)	(33,946,385)
Sales and maturities of U.S. government securities	14,350,000	37,148,549
Amortization of discounts and premiums	(1,626)	(4,077)
Increase (decrease) in due from brokers	3,952,949	(4,700,166)
Increase (decrease) in due from affiliate	—	5,599
Increase (decrease) in unrealized appreciation on open forward contracts	(47,201)	89,597
Increase in unrealized depreciation on open forward contracts	6,392	58,937
Increase (decrease) in futures contracts purchased	(2,177,820)	5,070,283
Increase (decrease) in futures contracts sold	223,352	(728,288)
Increase (decrease) in incentive fee payable	—	(409,223)
Increase (decrease) in management fee	(64,727)	56,250
Increase (decrease) in fees payable	(64,836)	55,871

Net cash provided by operating activities	6,758,662	1,082,431

Cash flows from financing activities
Subscriptions, net of advance subscriptions	2,980,604	10,360,842
Redemptions, net of redemptions payable	(5,793,790)	(9,768,911)

Net cash provided by (used in) financing activities	(2,813,186)	591,931

Net increase in cash	3,945,476	1,674,362
Cash, beginning of year	5,304,787	3,630,425

Cash, end of year	$9,250,263	$5,304,787

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011
ASSETS
US Government securities, at fair value (amortized cost of $3,700,000 as of December 31, 2011)	$—	$3,700,000
Due from brokers	8,151,334	10,182,255
Unrealized appreciation on open forward contracts	111,557	69,300
Futures contracts sold	85,248	189,971
Cash	7,542,936	4,325,976

Total assets	15,891,075	18,467,502

LIABILITIES
Unrealized depreciation on open forward contracts	60,610	51,238
Futures contracts purchased	89,610	1,411,823
Subscriptions received in advance	78,764	336,000
Redemptions payable	280,745	711,068
Management fee payable	29,368	67,674
Fees payable	29,552	70,546

Total liabilities	568,649	2,648,349

NET ASSETS	$15,322,426	$15,819,153

Superfund Gold, L.P. Series A-1 Net Assets	$11,986,641	$12,507,057

Number of Units outstanding	8,423.300	8,359.510

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,423.03	$1,496.15

Superfund Gold, L.P. Series A-2 Net Assets	$3,335,785	$3,312,096

Number of Units outstanding	2,114.666	2,037.421

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,577.45	$1,625.63

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2012

	Percentage of Net Assets		Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.7%		$111,557

Total unrealized appreciation on forward contracts	0.7		111,557

Unrealized depreciation on forward contracts
Currency	(0.4)		(60,610)

Total unrealized depreciation on forward contracts	(0.4)		(60,610)

Total forward contracts, at fair value	0.3%		$50,947

Futures Contracts, at fair value
Futures Contracts Purchased
Currency	(0.0	)*%	$(5,989)
Energy	0.4		53,671
Financial	0.6		92,894
Indices	1.1		164,177
Metals	(2.6)		(394,363)

Total futures contracts purchased	(0.5)		(89,610)

Futures Contracts Sold
Currency	1.0		146,281
Energy	(0.1)		(6,395)
Financial	0.0	*	1,033
Food & Fiber	0.5		69,879
Indices	(0.0	) *	(277)
Metals	(0.8)		(125,273)

Total futures contracts sold	0.6		85,248

Total futures contracts, at fair value	(0.0	)*%	$(4,362)

Futures contracts by country composition
Australia	0.1%		$18,911
European Monetary Union	(0.1)		(13,510)
Great Britain	(0.1)		(10,846)
Japan	1.1		170,893
United States	(1.4)		(228,553)
Other	0.7		109,690

Total futures contracts by country	0.3%		$46,585

* Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES A

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

SUPERFUND GOLD, L.P. - SERIES A

STATEMENTS OF OPERATIONS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Investment income
Interest income	$1,885	$6,191
Other income	520	—

Total income	2,405	6,191

Expenses
Incentive fee	—	243,449
Management fee	382,247	383,509
Brokerage commissions	347,717	255,210
Selling commission	270,220	272,237
Operating expenses	127,416	127,836
Loss on MF Global	6,925	93,232
Other	7,984	5,651

Total expenses	1,142,509	1,381,124

Net investment loss	(1,140,104)	(1,374,933)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	(871,078)	2,767,330
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,250,375	(2,413,790)

Net gain on investments	379,297	353,540
Net decrease in net assets from operations	$(760,807)	$(1,021,393)

Net decrease in net assets from operations per Unit (based upon weighted average number of Units outstanding during year) for Series A-1*	$(78.96)	$(103.81)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year) for Series A-1	$(73.12)	$(70.50)

Net decrease in net assets from operations per Unit (based upon weighted average number of Units outstanding during year) for Series A-2**	$(39.22)	$(96.66)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year) for Series A-2	$(48.18)	$(45.37)

*	Weighted average number of Units outstanding for Series A-1 for the Years Ended December 31, 2012 and December 31, 2011: 8,629.77 and 8,066.50, respectively.
**	Weighted average number of Units outstanding for Series A-2 for the Years Ended December 31, 2012 and December 31, 2011: 2,024.35 and 1,903.44, respectively.

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES A

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Decrease in net assets from operations:
Net investment loss	$(1,140,104)	$(1,374,933)
Net realized gain (loss) on futures and forward contracts	(871,078)	2,767,330
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,250,375	(2,413,790)

Net decrease in net assets from operations	(760,807)	(1,021,393)

Capital share transactions
Issuance of Units	2,783,531	8,156,974
Redemption of Units	(2,519,451)	(5,033,119)

Net increase in net assets from capital share transactions	264,080	3,123,855

Net increase (decrease) in net assets	(496,727)	2,102,462
Net assets, beginning of year	15,819,153	13,716,691

Net assets, end of year	$15,322,426	$15,819,153

Series A-1 Units, beginning of year	8,359.510	6,916.044
Issuance of Series A-1 Units	1,481.653	3,951.118
Redemption of Series A-1 Units	(1,417.863)	(2,507.652)

Series A-1 Units, end of year	8,423.300	8,359.510

Series A-2 Units, beginning of year	2,037.421	1,724.508
Issuance of Series A-2 Units	293.053	877.402
Redemption of Series A-2 Units	(215.808)	(564.489)

Series A-2 Units, end of year	2,114.666	2,037.421

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES A

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Cash flows from operating activities
Net decrease in net assets from operations	$(760,807)	$(1,021,393)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(4,249,133)	(18,148,163)
Sales and maturities of U.S. government securities	7,950,000	19,399,271
Amortization of discounts and premiums	(867)	(2,089)
Increase (decrease) in due from brokers	2,030,921	(3,668,457)
Increase (decrease) in due from affiliate	—	5,599
Increase (decrease) in unrealized appreciation on open forward contracts	(42,257)	26,455
Increase in unrealized depreciation on open forward contracts	9,372	37,381
Increase (decrease) in futures contracts purchased	(1,322,213)	2,683,769
Increase (decrease) in futures contracts sold	104,723	(333,815)
Increase (decrease) in incentive fee	—	(198,986)
Increase (decrease) in management fee	(38,306)	41,402
Increase (decrease) in fees payable	(40,994)	43,324

Net cash provided by (used in) operating activities	3,640,439	(1,135,702)

Cash flows from financing activities
Subscriptions, net of subscriptions received in advance	2,526,295	7,610,644
Redemptions, net of redemptions payable	(2,949,774)	(4,364,498)

Net cash provided by (used in) financing activities	(423,479)	3,246,146

Net increase in cash	3,216,960	2,110,444
Cash, beginning of year	4,325,976	2,215,532

Cash, end of year	$7,542,936	$4,325,976

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011
ASSETS
US Government securities, at fair value (amortized cost of $2,700,000 as of December 31, 2011)	$—	$2,700,000
Due from brokers	5,401,314	7,323,342
Futures contracts purchased	30,068	—
Unrealized appreciation on open forward contracts	70,632	65,688
Futures contracts sold	69,883	188,512
Cash	1,707,327	978,811

Total assets	7,279,224	11,256,353

LIABILITIES
Unrealized depreciation on open forward contracts	41,179	44,159
Futures contracts purchased	—	825,539
Subscriptions received in advance	5,751	578,000
Redemptions payable	163,802	193,870
Management fee payable	13,561	39,982
Fees payable	10,668	34,510

Total liabilities	234,961	1,716,060

NET ASSETS	$7,044,263	$9,540,293

Superfund Gold, L.P. Series B-1 Net Assets	$3,618,576	$5,617,352

Number of Units outstanding	3,258.284	4,524.265

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$1,110.58	$1,241.61

Superfund Gold, L.P. Series B-2 Net Assets	$3,425,687	$3,922,941

Number of Units outstanding	2,885.689	3,015.557

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,187.13	$1,300.90

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2012

	Percentage of
	Net Assets		Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	1.0%		$70,632

Total unrealized appreciation on forward contracts	1.0		70,632

Unrealized depreciation on forward contracts
Currency	(0.6)		(41,179)

Total unrealized depreciation on forward contracts	(0.6)		(41,179)

Total forward contracts, at fair value	0.4%		$29,453

Futures contracts, at fair value
Futures contracts purchased
Currency	(0.1)%		$(4,175)
Energy	0.6		40,059
Financial	0.9		64,229
Indices	1.5		105,778
Metals	(2.5)		(175,823)

Total futures contracts purchased	0.4		30,068

Futures contracts sold
Currency	1.6		111,928
Energy	0.1		3,491
Financial	0.0	*	580
Food & Fiber	0.7		50,466
Indices	(0.0	) *	(227)
Metals	(1.4)		(96,355)

Total futures contracts sold	1.0		69,883

Total futures contracts, at fair value	1.4%		$99,951

Futures and forward contracts by country composition
Australian	0.2%		$14,303
European Monetary Union	(0.1)		(9,327)
Great Britain	(0.1)		(4,604)
Japan	1.6		111,827
United States	(0.8)		(55,912)
Other	1.0		73,117

Total futures and forward contracts by country	1.8%		$129,404

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES B

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

SUPERFUND GOLD, L.P. - SERIES B

STATEMENTS OF OPERATIONS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Investment income
Interest income	$1,540	$5,657
Other income	450	—

Total income	1,990	5,657

Expenses
Incentive fee	—	405,490
Management fee	211,520	287,138
Brokerage commissions	289,361	286,128
Selling commission	104,986	156,375
Operating expenses	70,506	95,710
Loss on MF Global	5,839	101,521
Other	10,890	11,115

Total expenses	693,102	1,343,477

Net investment loss	(691,112)	(1,337,820)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward Contracts	(762,430)	2,821,436
Net change in unrealized appreciation (depreciation) on futures and forward contracts	744,902	(2,076,739)

Net gain (loss) on investments	(17,528)	744,697

Net decrease in net assets from operations	$(708,640)	$(593,123)

Net decrease in net assets from operations per Unit (based upon weighted average number of Units outstanding during year) for Series B-1*	$(105.27)	$(78.44)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year) for Series B-1	$(131.03)	$(109.60)

Net decrease in net assets from operations per Unit (based upon weighted average number of Units outstanding during year) for Series B-2**	$(89.97)	$(50.73)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year) for Series B-2	$(113.77)	$(88.90)

*	Weighted average number of Units outstanding for Series B-1 for the Years Ended December 31, 2012 and December 31, 2011: 4,102.09 and 5,422.14, respectively.
**	Weighted average number of Units outstanding for Series B-2 for the Years Ended December 31, 2012 and December 31, 2011: 3,076.50 and 3,340.25, respectively.

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES B

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Decrease in net assets from operations
Net investment loss	$(691,112)	$(1,337,820)
Net realized gain (loss) on futures and forward contracts	(762,430)	2,821,436
Net change in unrealized appreciation (depreciation) on futures and forward contracts	744,902	(2,076,739)

Net decrease in net assets from operations	(708,640)	(593,123)

Capital share transactions
Issuance of Units	1,026,558	2,579,285
Redemption of Units	(2,813,948)	(5,404,403)

Net decrease in net assets from capital share transactions	(1,787,390)	(2,825,118)

Net decrease in net assets	(2,496,030)	(3,418,241)
Net assets, beginning of year	9,540,293	12,958,534

Net assets, end of year	$7,044,263	$9,540,293

Series B-1 Units, beginning of year	4,524.265	5,784.122
Issuance of Series B-1 Units	309.453	1,527.856
Redemption of Series B-1 Units	(1,575.434)	(2,787.713)

Series B-1 Units, end of year	3,258.284	4,524.265

Series B-2 Units, beginning of year	3,015.557	3,700.480
Issuance of Series B-2 Units	512.776	314.675
Redemption of Series B-2 Units	(642.644)	(999.598)

Series B-2 Units, end of year	2,885.689	3,015.557

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES B

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and December 31, 2011

	2012	2011
Cash flows from operating activities
Net decrease in net assets from operations	$(708,640)	$(593,123)
Adjustments to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	(3,699,241)	(15,798,222)
Sales and maturities of U.S. government securities	6,400,000	17,749,278
Amortization of discounts and premiums	(759)	(1,988)
Increase (decrease) in due from brokers	1,922,028	(1,031,709)
Increase (decrease) in unrealized appreciation on open forward contracts	(4,944)	63,142
Increase (decrease) in unrealized depreciation on open forward contracts	(2,980)	21,556
Increase (decrease) in futures contracts purchased	(855,607)	2,386,514
Increase (decrease) in futures contracts sold	118,629	(394,473)
Increase (decrease) in incentive fee	—	(210,237)
Increase (decrease) in management fee	(26,421)	14,848
Increase (decrease) in fees payable	(23,842)	12,547

Net cash provided by operating activities	3,118,223	2,218,133

Cash flows from financing activities
Subscriptions, net of subscriptions received in advance	454,309	2,750,198
Redemptions, net of redemptions payable	(2,844,016)	(5,404,413)

Net cash used in financing activities	(2,389,707)	(2,654,215)

Net increase (decrease) in cash	728,516	(436,082)
Cash, beginning of year	978,811	1,414,893

Cash, end of year	$1,707,327	$978,811

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. – SERIES A and SUPERFUND GOLD, L.P. – SERIES B

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting - Balance Sheet.

(e)	Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”) to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2009 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption is not expected to have a material impact on the Funds’ financial statements.

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

As of and during the years ended December 31, 2012 and December 31, 2011, the Fund held no investments or derivative contracts valued using level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2012:

Superfund Gold, L.P.

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$182,189	$—	$182,189	$—
Futures contracts purchased	30,068	30,068	—	—
Futures contracts sold	155,131	155,131	—	—

Total Assets Measured at Fair Value	$367,388	$185,199	$182,189	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$101,789	$—	$101,789	$—
Futures contracts purchased	89,610	89,610	—	—

Total Liabilities Measured at Fair Value	$191,399	$89,610	$101,789	$—

Superfund Gold, L.P. – Series A

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$111,557	$—	$111,557	$—
Futures contracts sold	85,248	85,248	—	—

Total Assets Measured at Fair Value	$196,805	$85,248	$111,557	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$60,610	$—	$60,610	$—
Futures contracts purchased	89,610	89,610	—	—

Total Liabilities Measured at Fair Value	$150,220	$89,610	$60,610	$—

Superfund Gold, L.P. – Series B

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$70,632	$—	$70,632	$—
Futures contracts purchased	30,068	30,068	—	—
Futures contracts sold	69,883	69,883	—	—

Total Assets Measured at Fair Value	$170,583	$99,951	$70,632	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$41,179	$—	$41,179	$—

Total Liabilities Measured at Fair Value	$41,179	$—	$41,179	$—

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2011:

Superfund Gold, L.P.

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$6,400,000	$—	$6,400,000	$—
Unrealized appreciation on open forward contracts	134,988	—	134,988	—
Futures contracts sold	378,483	378,483	—	—

Total Assets Measured at Fair Value	$6,913,471	$378,483	$6,534,988	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$95,397	$—	$95,397	$—
Futures contracts sold	2,237,362	2,237,362	—	—

Total Liabilities Measured at Fair Value	$2,332,759	$2,237,362	$95,397	$—

Superfund Gold, L.P. – Series A

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$3,700,000	$—	$3,700,000	$—
Unrealized appreciation on open forward contracts	69,300	—	69,300	—
Futures contracts sold	189,971	189,971	—	—

Total Assets Measured at Fair Value	$3,959,271	$189,971	$3,769,300	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$51,238	$—	$51,238	$—
Futures contracts purchased	1,411,823	1,411,823	—	—

Total Liabilities Measured at Fair Value	$1,463,061	$1,411,823	$51,238	$—

Superfund Gold, L.P. – Series B

	Balance December 31, 2011	Level 1	Level 2	Level 3
ASSETS
U.S. Government securities	$2,700,000	$—	$2,700,000	$—
Unrealized appreciation on open forward contracts	65,688	—	65,688	—
Futures contracts sold	188,512	188,512	—	—

Total Assets Measured at Fair Value	$2,954,200	$188,512	$2,765,688	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$44,159	$—	$44,159	$—
Futures contracts purchased	825,539	825,539	—	—

Total Liabilities Measured at Fair Value	$869,698	$825,539	$44,159	$—

For the years ended December 31, 2012 and 2011, there were no transfers between Level 1 and Level 2 assets and liabilities.

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

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$182,189	$—	$182,189
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(101,789)	(101,789)
Futures contracts	Futures contracts purchased	30,068	(89,610)	(59,542)
Futures contracts	Futures contracts sold	155,131	—	155,131

Totals		$367,388	$(191,399)	$175,989

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$134,988	$—	$134,988
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(95,397)	(95,397)
Futures contracts	Futures contracts purchased	—	(2,237,362)	(2,237,362)
Futures contracts	Futures contracts sold	378,483	—	378,483

Totals		$513,471	$(2,332,759)	$(1,819,288)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain on futures and forward contracts	$263,199	$40,809
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	(1,896,707)	1,954,468

Total		$(1,633,508)	$1,995,277

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized loss on futures and forward contracts	$(119,549)	$(148,534)
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	5,708,315	(4,341,995)

Total		$5,588,766	$(4,490,529)

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2012:

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$181,362	0.8	$(16,748)	(0.1)	$827	0.0	*	$(85,041)	(0.4)	$80,400
Currency	80,981	0.4	(91,145)	(0.4)	260,503	1.2		(2,294)	(0.0)*	248,045
Financial	172,165	0.8	(15,042)	(0.1)	1,613	0.0	*	—	—	158,736
Food & Fiber	—	—	—	—	123,461	0.6		(3,116)	(0.0)*	120,345
Indices	365,180	1.6	(95,225)	(0.4)	—	—		(504)	(0.0)*	269,451
Metals	88,702	0.4	(658,888)	(2.9)	226,985	1.0		(448,613)	(2.0)	(791,814)
Energy	94,444	0.4	(714)	(0.0)*	194,796	0.9		(197,700)	(0.9)	90,826

Totals	$982,834	4.4	$(877,762)	(3.9)	$808,185	3.6		$(737,268)	(3.3)	$175,989

*	Due to rounding

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$5,543	0.0	*	$(44,476)	(0.2)	$129,445	0.5	$(50,921)	(0.2)	$39,591
Currency	68,883	0.3		(400)	(0.0)*	91,363	0.4	(6,081)	(0.0)*	153,765
Financial	33,539	0.1		(27,659)	(0.1)	—	—	(11,937)	(0.0)*	(6,057)
Food & Fiber	32,513	0.1		(1,800)	(0.0)*	85,412	0.3	(62,115)	(0.2)	54,010
Indices	10,041	0.0	*	(1,848)	(0.0)*	77,622	0.3	(18,751)	(0.1)	67,064
Metals	1,110	0.0	*	(2,265,102)	(8.9)	163,647	0.6	(44,307)	(0.2)	(2,144,652)
Livestock	—	—		—	—	19,430	0.1	(480)	(0.0)*	18,950
Energy	—	—		(86,639)	(0.3)	84,680	0.3	—	—	(1,959)

Totals	$151,629	0.5		$(2,427,924)	(9.5)	$651,599	2.5	$(194,592)	(0.7)	$(1,819,288)

*	Due to rounding

Superfund Gold, L.P. average* contract volume by market sector for the Year Ended December 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	93	85	$495,922	$495,459

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	826	930
Financial	2,395	552
Food & Fiber	88	182
Indices	1,087	664
Metals	771	240
Livestock	31	110
Energy	385	368

Totals	5,676	3,131

*	Based on quarterly holdings

Superfund Gold, L.P. average* contract volume by market sector for the Year Ended December 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	75	73	$409,877	$343,903

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	1,023	224
Financial	1,726	510
Food & Fiber	131	71
Indices	659	471
Metals	393	136
Livestock	57	26
Energy	295	418

Totals	4,359	1,929

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Year Ended December 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$263,199	$40,809	$304,008
Currency	(1,162,365)	94,280	(1,068,085)
Financial	639,203	164,793	803,996
Food & Fiber	(737,597)	66,335	(671,262)
Indices	26,837	202,387	229,224
Metals	(1,278,198)	1,352,838	74,640
Livestock	(64,462)	(18,950)	(83,412)
Energy	679,875	92,785	772,660

Total net trading gains (losses)	$(1,633,508)	$1,995,277	$361,769

	For the Year Ended December 31, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Losses	Net Trading Gains (Losses)
Foreign Exchange	$(119,549)	$(148,534)	$(268,083)
Currency	(1,508,127)	(364,592)	(1,872,719)
Financial	2,001,449	(111,250)	1,890,199
Food & Fiber	(517,447)	(140,240)	(657,687)
Indices	(1,877,005)	(70,964)	(1,947,969)
Metals	6,405,112	(3,499,677)	2,905,435
Livestock	(284,910)	(73,510)	(358,420)
Energy	1,489,243	(81,762)	1,407,481

Total net trading gains (losses)	$5,588,766	$(4,490,529)	$1,098,237

Superfund Gold, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$111,557	$—	$111,557
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(60,610)	(60,610)
Futures contracts	Futures contracts purchased	—	(89,610)	(89,610)
Futures contracts	Futures contracts sold	85,248	—	85,248

Totals		$196,805	$(150,220)	$46,585

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$69,300	$—	$69,300
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(51,238)	(51,238)
Futures contracts	Futures contracts purchased	—	(1,411,823)	(1,411,823)
Futures contracts	Futures contracts sold	189,971	—	189,971

Totals		$259,271	$(1,463,061)	$(1,203,790)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain on futures and forward contracts	$121,297	$32,885
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	(992,375)	1,217,490

Total		$(871,078)	$1,250,375

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized loss on futures and forward contracts	$(96,463)	$(63,836)
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	2,863,793	(2,349,954)

Total		$2,767,330	$(2,413,790)

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2012:

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$111,070	0.7	$(9,470)	(0.1)	$487	0.0	*	$(51,140)	(0.3)	$50,947
Currency	47,906	0.4	(53,895)	(0.4)	147,619	1.0		(1,338)	(0.0)*	140,292
Financial	101,664	0.7	(8,770)	(0.1)	1,033	0.0	*	—	—	93,927
Food & Fiber	—	—	—	—	71,612	0.5		(1,733)	(0.0)*	69,879
Indices	220,513	1.5	(56,336)	(0.4)	—	—		(277)	(0.0)*	163,900
Metals	50,177	0.3	(444,540)	(2.9)	132,145	0.9		(257,418)	(1.7)	(519,636)
Energy	54,057	0.4	(386)	(0.0)*	105,825	0.7		(112,220)	(0.8)	47,276

Totals	$585,387	4.0	$(573,397)	(3.9)	$458,721	3.1		$(424,126)	(2.8)	$46,585

*	Due to rounding

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$2,774	0.0	*	$(23,321)	(0.1)	$66,526	0.4	$(27,917)	(0.2)	$18,062
Currency	37,100	0.2		(200)	(0.0)*	47,744	0.3	(3,781)	(0.0)	80,863
Financial	17,166	0.1		(14,552)	(0.1)	—	—	(6,656)	(0.0)	(4,042)
Food & Fiber	17,413	0.1		(675)	(0.0)*	44,589	0.3	(32,982)	(0.2)	28,345
Indices	5,624	0.1		(907)	(0.0)*	38,232	0.2	(12,206)	(0.1)	30,743
Metals	1,110	0.0	*	(1,428,849)	(9.0)	88,207	0.6	(25,326)	(0.2)	(1,364,858)
Livestock	—	—		—	—	9,670	0.1	—	—	9,670
Energy	—	—		(45,053)	(0.3)	42,480	0.3	—	—	(2,573)

Totals	$81,187	0.5		$(1,513,557)	(9.5)	$337,448	2.2	$(108,868)	(0.7)	$(1,203,790)

*	Due to rounding

Series A average* contract volume by market sector for the Year Ended December 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	48	44	$271,002	$272,449

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	450	500
Financial	1,301	300
Food & Fiber	47	100
Indices	603	356
Metals	435	131
Livestock	17	60
Energy	211	204

Totals	3,112	1,695

*	Based on quarterly holdings

Series A average* contract volume by market sector for the Year Ended December 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	36	35	$184,028	$159,210

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	479	111
Financial	805	235
Food & Fiber	61	36
Indices	283	229
Metals	181	62
Livestock	27	13
Energy	138	202

Totals	2,010	923

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Year Ended December 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$121,297	$32,885	$154,182
Currency	(570,390)	59,429	(510,961)
Financial	348,139	97,969	446,108
Food & Fiber	(406,993)	41,534	(365,459)
Indices	100,339	133,157	233,496
Metals	(748,732)	845,222	96,490
Livestock	(46,044)	(9,670)	(55,714)
Energy	331,306	49,849	381,155

Total net trading gains (losses)	$(871,078)	$1,250,375	$379,297

	For the Year Ended December 31, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Losses	Net Trading Gains (Losses)
Foreign Exchange	$(96,463)	$(63,836)	$(160,299)
Currency	(853,077)	(142,275)	(995,352)
Financial	945,914	(48,501)	897,413
Food & Fiber	(253,834)	(53,436)	(307,270)
Indices	(930,898)	(25,509)	(956,407)
Metals	3,488,133	(2,014,291)	1,473,842
Livestock	(149,450)	(31,300)	(180,750)
Energy	617,005	(34,642)	582,363

Total net trading gains (losses)	$2,767,330	$(2,413,790)	$353,540

Superfund Gold, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$70,632	$—	$70,632
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(41,179)	(41,179)
Futures contracts	Futures contracts purchased	30,068	—	30,068
Futures contracts	Futures contracts sold	69,883	—	69,883

Totals		$170,583	$(41,179)	$129,404

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2011, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011	Liability Derivatives at December 31, 2011	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$65,688	$—	$65,688
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(44,159)	(44,159)
Futures contracts	Futures contracts purchased	—	(825,539)	(825,539)
Futures contracts	Futures contracts sold	188,512	—	188,512

Totals		$254,200	$(869,698)	$(615,498)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized and unrealized gain on futures and forward contracts	$141,902	$7,924
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	(904,332)	736,978

Total		$(762,430)	$744,902

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2011:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign Exchange contracts	Net realized and unrealized loss on futures and forward contracts	$(23,086)	$(84,698)
Futures contracts	Net realized and unrealized gain (loss) on futures and forward contracts	2,844,522	(1,992,041)

Total		$2,821,436	$(2,076,739)

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2012:

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$70,292	1.0	$(7,278)	(0.1)	$340	0.0	*	$(33,901)	(0.5)	$29,453
Currency	33,075	0.5	(37,250)	(0.5)	112,884	1.5		(956)	(0.0)*	107,753
Financial	70,501	1.0	(6,272)	(0.1)	580	0.0	*	—	—	64,809
Food & Fiber	—	—	—	—	51,849	0.7		(1,383)	(0.0)*	50,466
Indices	144,667	2.1	(38,889)	(0.6)	—	—		(227)	(0.0)*	105,551
Metals	38,525	0.5	(214,348)	(3.0)	94,840	1.3		(191,195)	(2.7)	(272,178)
Energy	40,387	0.6	(328)	(0.0)*	88,971	1.3		(85,480)	(1.2)	43,550

Totals	$397,447	5.6	$(304,365)	(4.3)	$349,464	4.8		$(313,142)	(4.4)	$129,404

*	Due to rounding

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2011:

	As of December 31, 2011
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$2,769	0.0	*	$(21,155)	(0.3)	$62,919	0.7	$(23,004)	(0.2)	$21,529
Currency	31,783	0.3		(200)	(0.0)*	43,619	0.4	(2,300)	(0.0)*	72,902
Financial	16,373	0.1		(13,107)	(0.1)	—	—	(5,281)	(0.1)	(2,015)
Food & Fiber	15,100	0.1		(1,125)	(0.0)*	40,823	0.4	(29,133)	(0.3)	25,665
Indices	4,417	0.0	*	(941)	(0.0)*	39,390	0.4	(6,545)	(0.1)	36,321
Metals	—	—		(836,253)	(8.8)	75,440	0.8	(18,981)	(0.2)	(779,794)
Livestock	—	—		—	—	9,760	0.1	(480)	(0.0)*	9,280
Energy	—	—		(41,586)	(0.4)	42,200	0.4	—	—	614

Totals	$70,442	0.5		$(914,367)	(9.6)	$314,151	3.2	$(85,724)	(0.9)	$615,498

*	Due to rounding

Series B average* contract volume by market sector for the Year Ended December 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	45	41	$224,920	$223,010

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	376	430
Financial	1,094	252
Food & Fiber	41	82
Indices	484	308
Metals	336	109
Livestock	14	50
Energy	174	164

Totals	2,564	1,436

*	Based on quarterly holdings

Series B average* contract volume by market sector for the Year Ended December 31, 2011:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	39	38	$225,849	$184,693

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	544	113
Financial	921	275
Food & Fiber	70	35
Indices	376	242
Metals	212	74
Livestock	30	13
Energy	157	216

Totals	2,349	1,006

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Year Ended December 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$141,902	$7,924	$149,826
Currency	(591,975)	34,851	(557,124)
Financial	291,064	66,824	357,888
Food & Fiber	(330,604)	24,801	(305,803)
Indices	(73,502)	69,230	(4,272)
Metals	(529,466)	507,616	(21,850)
Livestock	(18,418)	(9,280)	(27,698)
Energy	348,569	42,936	391,505

Total net trading gains (losses)	$(762,430)	$744,902	$(17,528)

	For the Year Ended December 31, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Losses	Net Trading Gains (Losses)
Foreign Exchange	$(23,086)	$(84,698)	$(107,784)
Currency	(655,050)	(222,317)	(877,367)
Financial	1,055,535	(62,749)	992,786
Food & Fiber	(263,613)	(86,804)	(350,417)
Indices	(946,107)	(45,455)	(991,562)
Metals	2,916,979	(1,485,386)	1,431,593
Livestock	(135,460)	(42,210)	(177,670)
Energy	872,238	(47,120)	825,118

Total net trading gains (losses)	$2,821,436	$(2,076,739)	$744,697

(4)	Due from/to Brokers

Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2012, there were no amounts due to brokers.

In the normal course of business, all of the Fund’s marketable securities transactions, money balances and marketable security positions are transacted with brokers. The Fund is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf. On October 31, 2011, MF Global, one of the Fund’s clearing brokers at the time, reported to the SEC and the CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation proceeding led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act. Superfund Capital Management closely monitored MF Global in the weeks prior to October 31, 2011 and began reducing the Fund’s exposure to MF Global. In October, total trading positions and assets of the Fund held at MF Global were reduced and steps were initiated to transfer all remaining positions and assets from MF Global to other clearing brokers prior to the bankruptcy filing. In the fourth quarter of 2011, the SIPC liquidation Trustee announced that the shortfall in the customer segregated funds account could be as much as 22% or more. After consideration of the Fund’s exposure, Superfund Capital Management caused the Fund to take a reserve to account for the Fund’s estimated exposure to such 22% shortfall. Series A-1 recorded a reserve that reduced the net asset value by approximately $74,000, Series A-2 recorded a reserve that reduced the net asset value by approximately $19,000, Series B-1 recorded a reserve that reduced the net asset value by approximately $58,000 and Series B-2 recorded a reserve that reduced the net asset value by approximately $43,000 as of December 31, 2011.

Since the Fund’s initial reserve was taken, an active market developed for MF Global claims similar to the Fund’s. As a result, Superfund Capital Management recently received bids from third parties for the purchase of the Fund’s MF Global claims. Following this process, Superfund Capital Management determined it was in the best interests of the Fund to sell its MF Global claims, and the Fund closed on the sale in the amount of $312,885 for Series A and $335,057 for Series B on June 11, 2012. Although the sale did not close until June 11, 2012, Superfund Capital Management recognized the change in reserve prior to closing the Fund’s books effective May 31, 2012. Because the sale price was slightly less than the carrying amount of the Fund’s assets on deposit at MF Global as reduced by the reserve taken as of October 31, 2011, each Series recognized an additional reduction in value as of May 31, 2012 due to the sale. Such change in reserve is presented as “Loss on MF Global”

on the Statements of Operations. On May 31, 2012, the net asset value of the Series A-1 Units was reduced by approximately 0.05% (or approximately $0.86 per Unit); the net asset value of the Series A-2 Units was reduced by approximately 0.05% (or approximately $0.94 per Unit); the net asset value of the Series B-1 Units was reduced by approximately 0.07% (or approximately $1.06 per Unit); and the net asset value of the Series B-2 Units was reduced by approximately 0.07% (or approximately $1.12 per Unit). Following this sale, the Fund no longer has any exposure to MF Global.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum) when considered together, not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income or any changes in net asset due to changes in value of the Fund’ dollar for dollar gold position. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Asset Management LLC, an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, LLC, an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commission” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds of such Unit.

Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered.

As of December 31, 2012, Superfund Capital Management owned 514.918 Units of Series A-1, representing 6.11% of the total issued Units of Series A-1, and 434.258 Units of Series B-1, representing 13.33% of the total issued Units of Series B-1, having a combined value of $1,215,029. Losses allocated to Units of Series A-1 and Series B-1 owned by Superfund Capital Management were $173,874 for the year ended December 31, 2012. Superfund Capital Management did not make any contributions to or withdrawals from any Series during this period. Superfund Capital Management’s ownership of Units of Series A-1 and Series A-2 is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets.

(7)	Financial Highlights

Financial highlights for year ended December 31, 2012, are as follows:

	SERIES A-1	SERIES A-2
Total return*
Total return before incentive fees and MF Global reserve	(4.8)%	(2.9)%
Incentive fees	0.0%	0.0%
MF Global reserve (See Note 4)	0.0%	0.0%

Total return after incentive fees	(4.8)%	(2.9)%

Ratio to average partners’ capital
Operating expenses before incentive fees	7.2%	5.1%
Incentive fees	0%	0%
MF Global reserve (See Note 4)	0%	0%

Total expenses	7.2%	5.1%

Net investment loss	(7.2)%	(5.2)%
Net asset value per unit, beginning of year	$1,496.15	$1,625.63
Net investment loss	(111.73)	(87.81)
Net gain on investments	38.61	39.63
Net asset value per unit, end of year	$1,423.03	$1,577.45

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(78.96)	$(39.22)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(73.12)	$(48.18)

Financial highlights for the year ended December 31, 2012, are as follows:

	SERIES B-1	SERIES B-2
Total return*
Total return before incentive fees	(10.5)%	(8.7)%
Incentive fees	0.0%	0%
MF Global reserve (See Note 4)	0.1%	(0.1)%

Total return after incentive fees	(10.6)%	(8.8)%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.2%	6.2%
Incentive fees	0.0%	0%
MF Global reserve (See Note 4)	0.1%	0.1%

Total expenses	8.3%	6.3%

Net investment loss	(8.2)%	(6.3)%
Net asset value per unit, beginning of year	$1,241.61	$1,300.90
Net investment loss	(104.78)	(83.87)
Net loss on investments	(26.25)	(29.90)
Net asset value per unit, end of year	$1,110.58	$1,187.13

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:

Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(105.27)	$(89.97)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(131.03)	$(113.77)

Financial highlights for year ended December 31, 2011, are as follows:

	SERIES A-1	SERIES A-2
Total return*
Total return before incentive fees and MF Global reserve	(2.6)%	(0.6)%
Incentive fees	(1.3)%	(1.5)%
MF Global reserve (See Note 4)	(0.6)%	(0.6)%

Total return after incentive fees	(4.5)%	(2.7)%

Ratio to average partners’ capital
Operating expenses before incentive fees	6.7%	4.6%
Incentive fees	1.4%	1.6%
MF Global reserve (See Note 4)	0.6%	0.6%

Total expenses	8.6%	6.8%

Net investment loss	(7.2)%	(5.1)%
Net asset value per unit, beginning of year	$1,566.65	$1,671.00
Net investment loss	(143.06)	(120.58)
Net gain on investments	72.56	75.21
Net asset value per unit, end of year	$1,496.15	$1,625.63

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:

Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(103.81)	$(96.66)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(70.50)	$(45.37)

Financial highlights for the year ended December 31, 2011, are as follows:

	SERIES B-1	SERIES B-2
Total return*
Total return before incentive fees	(4.8)%	(2.9)%
Incentive fees	(2.3)%	(2.5)%
MF Global reserve (See Note 4)	(1.0)%	(1.0)%

Total return after incentive fees	(8.1)%	(6.4)%

Ratio to average partners’ capital
Operating expenses before incentive fees	7.4%	5.3%
Incentive fees	3.3%	3.1%
MF Global reserve (See Note 4)	0.8%	0.8%

Total expenses	11.4%	9.2%

Net investment loss	(8.1)%	(6.1)%
Net asset value per unit, beginning of year	$1,351.21	$1,389.80
Net investment loss	(161.43)	(135.67)
Net gain on investments	51.83	46.77
Net asset value per unit, end of year	$1,241.61	$1,300.90

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:

Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during period)	$(78.44)	$(50.73)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(109.60)	$(88.90)

(8)	Financial Instrument Risk

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

For the Fund, gross unrealized gains and losses related to exchange traded futures were $1,608,830 and $1,567,136, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $182,189 and $101,789, respectively, at December 31, 2012.

For Series A, gross unrealized gains and losses related to exchange traded futures were $932,551 and $990,808, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $111,557 and $60,610, respectively, at December 31, 2012.

For Series B, gross unrealized gains and losses related to exchange traded futures were $676,279 and $576,328, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $70,632 and $41,179, respectively, at December 31, 2012.

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

The majority of these instruments mature within one year of December 31, 2012. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2013.

SUPERFUND GOLD, L.P.
(Registrant)

By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Nigel James
Nigel James
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Signature	Title with Superfund Capital Management	Date

/s/ Nigel James Nigel James	President (Principal Executive Officer)	March 26, 2013

/s/ Martin Schneider Martin Schneider	Vice President and Director (Principal Financial Officer)	March 26, 2013

(Being the principal executive officer and the principal financial officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on May 11, 2012, with Amendment No. 1 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-179534).

3.02	Form of Third Amended and Restated Limited Partnership Agreement of the Registrant.

10.02	Form of Subscription Agreement.

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on February 13, 2009, with Amendment No. 3 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (Reg. No. 333-151632).

3.01	Certificate of Limited Partnership of the Registrant.

10.01	Form of Administration Agreement between the Registrant and the Administrator.