Form 10-Q
period 2013-03-31
SUPERFUND GOLD, L.P.
filed 2013-05-15
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold L.P. Series B are included in Item 1:

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS

Due from brokers	$13,178,994	$13,552,648

Unrealized appreciation on open forward contracts	60,288	182,189

Futures contracts purchased	839,916	30,068

Futures contracts sold	876,219	155,131

Cash	8,237,223	9,250,263

Total assets	23,192,640	23,170,299

LIABILITIES

Unrealized depreciation on open forward contracts	23,502	101,789

Futures contracts purchased	573,008	89,610

Futures contracts sold	178,547	—

Subscriptions received in advance	175,720	84,515

Redemptions payable	1,524,096	444,547

Management fee payable	41,704	42,929

Fees payable	39,193	40,220

Total liabilities	2,555,770	803,610

NET ASSETS	$20,636,870	$22,366,689

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.3%	$60,288

Total unrealized appreciation on forward contracts	0.3	60,288

Unrealized depreciation on forward contracts
Currency	(0.1)	(23,502)

Total unrealized depreciation on forward contracts	(0.1)	(23,502)

Total forward contracts, at fair value	0.2%	$36,786

Futures contracts, at fair value
Futures contracts purchased
Currency	0.1%	$25,881
Energy
Natural Gas expiring May 2013	1.0	205,500
Other	0.8	172,441

Total Energy	1.8	377,941
Financial	1.6	324,506
Food & Fiber	(0.7)	(146,112)
Indices	(0.0)*	(5,069)
Metals	(1.5)	(310,239)

Total futures contracts purchased	1.3	266,908

Futures contracts sold
Currency	(0.1)	(24,719)
Energy	(0.3)	(66,899)
Food & Fiber	0.2	35,039
Indices	(0.1)	(17,620)
Livestock	0.1	18,240
Metals
LME Aluminum expiring June 2013	1.3	259,769
LME Copper expiring June 2013	1.4	283,963
Other	1.0	209,899

Total Metals	3.7	753,631

Total futures contracts sold	3.5	697,672

Total futures contracts, at fair value	4.8%	$964,580

Futures and forward contracts by country composition
Australia	0.0 *%	$1,337
European Monetary Union	(0.1)	(34,035)
Great Britain	0.1	6,275
Japan	0.4	79,511
United States	4.0	828,699
Other	0.6	119,579

Total futures and forward contracts by country	5.0%	$1,001,366

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.8%	$182,189

Total unrealized appreciation on forward contracts	0.8	182,189

Unrealized depreciation on forward contracts
Currency	(0.5)	(101,789)

Total unrealized depreciation on forward contracts	(0.5)	(101,789)

Total forward contracts, at fair value	0.4%	$80,400

Futures contracts, at fair value
Futures contracts purchased
Currency	(0.0)*%	$(10,164)
Energy	0.4	93,730
Financial	0.7	157,123
Indices	1.2	269,955
Metals	(2.5)	(570,186)

Total futures contracts purchased	(0.3)	(59,542)

Futures contracts sold
Currency	1.2	258,209
Energy	(0.0)*	(2,904)
Financial	0.0 *	1,613
Food & Fiber	0.5	120,345
Indices	(0.0)*	(504)
Metals	(1.0)	(221,628)

Total futures contracts sold	0.7	155,131

Total futures contracts, at fair value	0.4%	$95,589

Futures and forward contracts by country composition
Australian	0.1%	$33,214
European Monetary Union	(0.1)	(22,837)
Great Britain	(0.1)	(15,450)
Japan	1.3	282,720
United States	(1.3)	(284,465)
Other	0.8	182,807

Total futures and forward contracts by country	0.8%	$175,989

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
Investment income
Interest income	$710	$8
Other income	1	950

Total income	711	958

Expenses
Brokerage commissions	152,072	136,950
Management fees	126,459	158,598
Selling commissions	77,685	99,252
Operating expenses	42,156	52,866
Other	5,961	2,019

Total expenses	404,333	449,685

Net investment loss	(403,622)	(448,727)

Realized and unrealized gain on investments
Net realized gain (loss) on futures and forward contracts	400,424	(962,649)
Net change in unrealized appreciation on futures and forward contracts	825,377	1,527,989

Net gain on investments	1,225,801	565,340

Net increase in net assets from operations	$822,179	$116,613

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2013	2012
Increase in net assets from operations
Net investment loss	$(403,622)	$(448,727)
Net realized gain (loss) on futures and forward contracts	400,424	(962,649)
Net change in unrealized appreciation on futures and forward contracts	825,377	1,527,989

Net increase in net assets from operations	822,179	116,613

Capital share transactions
Issuance of Units	416,885	1,414,685
Redemption of Units	(2,968,883)	(1,532,470)

Net decrease in net assets from capital share transactions	(2,551,998)	(117,785)

Net decrease in net assets	(1,729,819)	(1,172)

Net assets, beginning of period	22,366,689	25,359,446

Net assets, end of period	$20,636,870	$25,358,274

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net increase in net assets from operations	$822,179	$116,613
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(4,049,212)
Sales and maturities of U.S. government securities	—	6,400,000
Amortization of discounts and premiums	—	363
Increase in due from brokers	373,654	7,284,119
Increase (decrease) in unrealized appreciation on open forward contracts	121,901	(11,338)
Increase (decrease) in unrealized depreciation on open forward contracts	(78,287)	109,652
Decrease in futures contracts purchased	(326,450)	(1,626,277)
Decrease in futures contracts sold	(542,541)	(26)
Decrease in management fees payable	(1,225)	(59,295)
Decrease in fees payable	(1,027)	(58,373)

Net cash provided by operating activities	368,204	8,106,226

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	508,090	989,523
Redemptions, net of change in redemptions payable	(1,889,334)	(2,120,001)

Net cash used in financing activities	(1,381,244)	(1,130,478)

Net increase (decrease) in cash	(1,013,040)	6,975,748

Cash, beginning of period	9,250,263	5,304,787

Cash, end of period	$8,237,223	$12,280,535

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2013, and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS

Due from brokers	$8,097,104	$8,151,334

Unrealized appreciation on open forward contracts	37,561	111,557

Futures contracts purchased	489,545	—

Futures contracts sold	524,325	85,248

Cash	6,371,313	7,542,936

Total assets	15,519,848	15,891,075

LIABILITIES

Unrealized depreciation on open forward contracts	15,139	60,610

Futures contracts purchased	347,195	89,610

Futures contracts sold	106,305	—

Subscriptions received in advance	48,720	78,764

Redemptions payable	809,739	280,745

Management fee payable	28,130	29,368

Fees payable	28,986	29,552

Total liabilities	1,384,214	568,649

NET ASSETS	$14,135,634	$15,322,426

Superfund Gold, L.P. Series A-1 Net Assets	$11,332,388	$11,986,641

Number of Units outstanding	7,805.650	8,423.300

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,451.82	$1,423.03

Superfund Gold, L.P. Series A-2 Net Assets	$2,803,246	$3,335,785

Number of Units outstanding	1,733.119	2,114.666

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,617.46	$1,577.45

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.3%	$37,561

Total unrealized appreciation on forward contracts	0.3	37,561

Unrealized depreciation on forward contracts
Currency	(0.1)	(15,139)

Total unrealized depreciation on forward contracts	(0.1)	(15,139)

Total forward contracts, at fair value	0.2%	$22,422

Futures Contracts, at fair value
Futures Contracts Purchased
Currency	0.1%	$14,578
Energy	1.5	218,261
Financial	1.3	189,463
Food & Fiber	(0.6)	(83,322)
Indices	(0.0)*	(1,524)
Metals	(1.4)	(195,106)

Total futures contracts purchased	0.9	142,350

Futures Contracts Sold
Currency	(0.1)	(14,974)
Energy	(0.3)	(39,711)
Food & Fiber	0.2	21,474
Indices	(0.1)	(10,316)
Livestock	0.1	12,810
Metals
LME Aluminum expiring June 2013	1.1	150,000
LME Copper expiring June 2013	1.2	173,594
Other	0.9	125,143

Total Metals	3.2	448,737

Total futures contracts sold	3.0	418,020

Total futures contracts, at fair value	3.9%	$560,370

Futures contracts by country composition
Australia	0.0 *%	$780
European Monetary Union	(0.1)	(18,934)
Great Britain	0.0 *	6,934
Japan	0.3	47,421
United States	3.4	480,837
Other	0.5	65,754

Total futures contracts by country	4.1%	$582,792

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.7%	$111,557

Total unrealized appreciation on forward contracts	0.7	111,557

Unrealized depreciation on forward contracts
Currency	(0.4)	(60,610)

Total unrealized depreciation on forward contracts	(0.4)	(60,610)

Total forward contracts, at fair value	0.3%	$50,947

Futures Contracts, at fair value
Futures Contracts Purchased
Currency	(0.0)*%	$(5,989)
Energy	0.4	53,671
Financial	0.6	92,894
Indices	1.1	164,177
Metals	(2.6)	(394,363)

Total futures contracts purchased	(0.5)	(89,610)

Futures Contracts Sold
Currency	1.0	146,281
Energy	(0.1)	(6,395)
Financial	0.0 *	1,033
Food & Fiber	0.5	69,879
Indices	(0.0)*	(277)
Metals	(0.8)	(125,273)

Total futures contracts sold	0.6	85,248

Total futures contracts, at fair value	(0.0)*%	$(4,362)

Futures contracts by country composition
Australia	0.1%	$18,911
European Monetary Union	(0.1)	(13,510)
Great Britain	(0.1)	(10,846)
Japan	1.1	170,893
United States	(1.4)	(228,553)
Other	0.7	109,690

Total futures contracts by country	0.3%	$46,585

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
Investment income
Interest income	$414	$8
Other income	1	507

Total income	415	515

Expenses
Brokerage commissions	89,422	72,956
Management fees	85,889	98,982
Selling commission	59,849	69,550
Operating expenses	28,633	32,994
Other	2,309	555

Total expenses	266,102	275,037

Net investment loss	(265,687)	(274,522)

Realized and unrealized gain on investments
Net realized gain (loss) on futures and forward contracts	36,921	(571,187)
Net change in unrealized appreciation on futures and forward contracts	536,207	1,015,318

Net gain on investments	573,128	444,131

Net increase in net assets from operations	$307,441	$169,609

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-1*	$27.70	$13.52

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-1	$28.79	$15.33

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series A-2**	$40.55	$26.27

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series A-2	$40.01	$24.83

*	Weighted average number of Units outstanding for Series A-1 for Three Months Ended March 31, 2013 and March 31, 2012: 8,214.28 and 8,529.69, respectively.
**	Weighted average number of Units outstanding for Series A-2 for Three Months Ended March 31, 2013 and March 31, 2012: 1,970.92 and 2,065.66, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2013	2012
Increase in net assets from operations
Net investment loss	$(265,687)	(274,522)
Net realized gain (loss) on futures and forward contracts	36,921	(571,187)
Net change in unrealized appreciation on futures and forward contracts	536,207	1,015,318

Net increase in net assets from operations	307,441	169,609

Capital share transactions
Issuance of Units	303,752	810,685
Redemption of Units	(1,797,985)	(602,243)

Net increase (decrease) in net assets from capital share transactions	(1,494,233)	208,442

Net increase (decrease) in net assets	(1,186,792)	378,051

Net assets, beginning of period	15,322,426	15,819,153

Net assets, end of period	$14,135,634	16,197,204

Series A-1 Units, beginning of period	8,423.300	8,359.510
Issuance of Series A-1 Units	210.478	425.396
Redemption of Units	(828.128)	(280.399)

Series A-1 Units, end of period	7,805.650	8,504.507

Series A-2 Units, beginning of period	2,114.666	2,037.421
Issuance of Series A-2 Units	3.224	76.785
Redemption of Units	(384.771)	(88.806)

Series A-2 Units, end of period	1,733.119	2,025.400

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net increase in net assets from operations	$307,441	$169,609
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(2,149,584)
Sales and maturities of U.S. government securities	—	3,700,000
Amortization of discounts and premiums	—	195
Increase in due from brokers	54,230	4,593,340
Increase (decrease) in unrealized appreciation on open forward contracts	73,996	(10,909)
Increase (decrease) in unrealized depreciation on open forward contracts	(45,471)	61,081
Decrease in futures contracts purchased	(231,960)	(1,055,639)
Decrease in futures contracts sold	(332,772)	(9,851)
Decrease in management fees payable	(1,238)	(36,689)
Decrease in fees payable	(566)	(38,416)

Net cash provided by (used in) operating activities	(176,340)	5,223,137

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	273,708	803,103
Redemptions, net of change in redemptions payable	(1,268,991)	(1,064,074)

Net cash used in financing activities	(995,283)	(260,971)

Net increase (decrease) in cash	(1,171,623)	4,962,166

Cash, beginning of period	7,542,936	4,325,976

Cash, end of period	$6,371,313	$9,288,142

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
ASSETS

Due from brokers	$5,081,890	$5,401,314

Unrealized appreciation on open forward contracts	22,727	70,632

Futures contracts purchased	350,371	30,068

Futures contracts sold	351,894	69,883

Cash	1,865,910	1,707,327

Total assets	7,672,792	7,279,224

LIABILITIES

Unrealized depreciation on open forward contracts	8,363	41,179

Futures contracts purchased	225,813	—

Futures contracts sold	72,242

Subscriptions received in advance	127,000	5,751

Redemptions payable	714,357	163,802

Management fee payable	13,574	13,561

Fees payable	10,207	10,668

Total liabilities	1,171,556	234,961

NET ASSETS	$6,501,236	$7,044,263

Superfund Gold, L.P. Series B-1 Net Assets	$2,730,768	$3,618,576

Number of Units outstanding	2,292.387	3,258.284

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$1,191.23	$1,110.58

Superfund Gold, L.P. Series B-2 Net Assets	$3,770,468	$3,425,687

Number of Units outstanding	2,946.251	2,885.689

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,279.75	$1,187.13

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.3%	$22,727

Total unrealized appreciation on forward contracts	0.3	22,727

Unrealized depreciation on forward contracts
Currency	(0.1)	(8,363)

Total unrealized depreciation on forward contracts	(0.1)	(8,363)

Total forward contracts, at fair value	0.2%	$14,364

Futures contracts, at fair value
Futures contracts purchased
Currency	0.2%	$11,303
Energy
Natural Gas expiring May 2013	1.4	89,240
Other	1.1	70,440

Total Energy	2.5	159,680
Financial	2.1	135,043
Food & Fiber	(1.0)	(62,790)
Indices	(0.1)	(3,545)
Metals	(1.8)	(115,133)

Total futures contracts purchased	1.9	124,558

Futures contracts sold
Currency	(0.1)	(9,745)
Energy	(0.4)	(27,188)
Food & Fiber	0.2	13,565
Indices	(0.1)	(7,304)
Livestock	0.1	5,430
Metals
LME Aluminum expiring June 2013		109,769
LME Copper expiring June 2013	1.7	110,369
Other	1.3	84,756

Total Metals	4.7	304,894

Total futures contracts sold	4.4	279,652

Total futures contracts, at fair value	6.3%	$404,210

Futures and forward contracts by country composition
Australian	0.0 *%	$557
European Monetary Union	(0.2)	(15,101)
Great Britain	(0.0)*	(659)
Japan	0.5	32,090
United States	5.4	347,862
Other	0.8	53,825

Total futures and forward contracts by country	6.5%	$418,574

* Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	1.0%	$70,632

Total unrealized appreciation on forward contracts	1.0	70,632

Unrealized depreciation on forward contracts
Currency	(0.6)	(41,179)

Total unrealized depreciation on forward contracts	(0.6)	(41,179)

Total forward contracts, at fair value	0.4%	$29,453

Futures contracts, at fair value
Futures contracts purchased
Currency	(0.1)%	$(4,175)
Energy	0.6	40,059
Financial	0.9	64,229
Indices	1.5	105,778
Metals	(2.5)	(175,823)

Total futures contracts purchased	0.4	30,068

Futures contracts sold
Currency	1.6	111,928
Energy	0.1	3,491
Financial	0.0 *	580
Food & Fiber	0.7	50,466
Indices	(0.0)*	(227)
Metals	(1.4)	(96,355)

Total futures contracts sold	1.0	69,883

Total futures contracts, at fair value	1.4%	$99,951

Futures and forward contracts by country composition
Australian	0.2%	$14,303
European Monetary Union	(0.1)	(9,327)
Great Britain	(0.1)	(4,604)
Japan	1.6	111,827
United States	(0.8)	(55,912)
Other	1.0	73,117

Total futures and forward contracts by country	1.8%	$129,404

*	Due to rounding

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
Investment income
Interest income	$296	$—
Other income	—	443

Total income	296	443

Expenses
Brokerage commissions	62,650	63,994
Management fees	40,570	59,616
Selling commissions	17,836	29,702
Operating expenses	13,523	19,872
Other	3,652	1,464

Total expenses	138,231	174,648

Net investment loss	(137,935)	(174,205)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	363,503	(391,462)
Net change in unrealized appreciation on futures and forward contracts	289,170	512,671

Net gain on investments	652,673	121,209

Net increase (decrease) in net assets from operations	$514,738	$(52,996)

Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-1*	$84.11	$(14.77)

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-1	$80.65	$(21.39)

Net increase in net assets from operations per Unit (based upon weighted average number of Units outstanding during period) for Series B-2**	$93.31	$3.78

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit during period) for Series B-2	$92.62	$(16.06)

*	Weighted average number of Units outstanding for Series B-1 for Three Months Ended March 31, 2013 and March 31, 2012: 2,872.86 and 4,423.85, respectively.
**	Weighted average number of Units outstanding for Series B-2 for Three Months Ended March 31, 2013 and March 31, 2012: 2,926.78 and 3,266.31, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2013	2012
Increase (decrease) in net assets from operations
Net investment loss	$(137,935)	$(174,205)
Net realized gain (loss) on futures and forward contracts	363,503	(391,462)
Net change in unrealized appreciation on futures and forward contracts	289,170	512,671

Net increase (decrease) in net assets from operations	514,738	(52,996)

Capital share transactions
Issuance of Units	113,133	604,000
Redemption of Units	(1,170,898)	(930,227)

Net decrease in net assets from capital share transactions	(1,057,765)	(326,227)

Net decrease in net assets	(543,027)	(379,223)

Net assets, beginning of period	7,044,263	9,540,293

Net assets, end of period	$6,501,236	$9,161,070

Series B-1 Units, beginning of period	3,258.284	4,524.265
Issuance of Series B-1 Units	8.637	77.496
Redemption of Units	(974.534)	(294.390)

Series B-1 Units, end of period	2,292.387	4,307.371

Series B-2 Units, beginning of period	2,885.689	3,015.557
Issuance of Series B-2 Units	85.326	384.349
Redemption of Units	(24.764)	(360.515)

Series B-2 Units, end of period	2,946.251	3,039.391

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. - SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$514,738	$(52,996)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(1,899,628)
Sales and maturities of U.S. government securities	—	2,700,000
Amortization of discounts and premiums	—	168
Increase in due from brokers	319,424	2,690,779
Increase (decrease) in unrealized appreciation on open forward contracts	47,905	(429)
Increase (decrease) in unrealized depreciation on open forward contracts	(32,816)	48,571
Decrease in futures contracts purchased	(94,490)	(570,638)
Increase (decrease) in futures contracts sold	(209,769)	9,825
Increase (decrease) in management fees payable	13	(22,606)
Decrease in fees payable	(461)	(19,957)

Net cash provided by operating activities	544,544	2,883,089

Cash flows from financing activities
Subscriptions, net of change in advance subscriptions	234,382	186,420
Redemptions, net of change in redemptions payable	(620,343)	(1,055,927)

Net cash used in financing activities	(385,961)	(869,507)

Net increase in cash	158,583	2,013,582

Cash, beginning of period	1,707,327	978,811

Cash, end of period	$1,865,910	$2,992,393

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. – SERIES A and SUPERFUND GOLD, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2013

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

The term of the Fund commenced on the day on which the Certificate of Limited Partnership was filed with the Secretary of State of the State of Delaware pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act and shall end upon the first to occur of the following: (i) receipt by Superfund Capital Management of an approval to dissolve the Fund at a specified time by limited partners of the Fund (“Limited Partners”) owning Units representing more than fifty percent (50%) of the outstanding Units of each Series then owned by Limited Partners of each Series, notice of which is sent by certified mail return receipt requested to Superfund Capital Management not less than 90 days prior to the effective date of such dissolution; (ii) withdrawal, insolvency or dissolution of Superfund Capital Management or any other event that causes Superfund Capital Management to cease to be the general partner of the Fund, unless (a) at the time of each event there is at least one remaining general partner of the Fund who carries on the business of the Fund (and each remaining general partner of the Fund is hereby authorized to carry on the business of general partner of the Fund in such an event), or (b) within 120 days after such event Limited Partners of a Series holding a majority of Units of such Series agree in writing to continue the business of the Fund and such Series and to the appointment, effective as of the date of such event, of one or more general partners of the Fund and such Series; (iii) a decline in the aggregate net assets of each Series to less than $500,000 at any time following commencement of trading in the Series; or (iv) any other event which shall make it unlawful for the existence of the Fund to be continued or which requires termination of the Fund.

2.	Basis of presentation and significant accounting policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of March 31, 2013, the Fund had on deposit $5,831,099 at ADM Investor Services, Inc. and $7,347,895 at Barclays Capital Inc. As of March 31, 2013, Series A had on deposit $3,553,091 at ADM Investor Services, Inc. and $4,544,013 at Barclays Capital Inc. As of March 31, 2013, Series B had on deposit $2,278,008 at ADM Investor Services, Inc. and $2,803,882 at Barclays Capital Inc.

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

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Funds’ financial statements.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarters ended March 31, 2013 and March 31, 2012, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2013 and December 31, 2012:

Superfund Gold, L.P.

	Balance March 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$60,288	$—	$60,288	$—
Futures contracts purchased	839,916	839,916	—	—
Futures contracts sold	876,219	876,219	—	—

Total Assets Measured at Fair Value	$1,776,423	$1,716,135	$60,288	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$23,502	$—	$23,502	$—
Futures contracts purchased	573,008	573,008	$—	—
Futures contracts sold	178,547	178,547	$—	—

Total Liabilities Measured at Fair Value	$775,057	$751,555	$23,502	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$182,189	$—	$182,189	$—
Futures contracts purchased	30,068	30,068	—	—
Futures contracts sold	155,131	155,131	—	—

Total Assets Measured at Fair Value	$367,388	$185,199	$182,189	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$101,789	$—	$101,789	$—
Futures contracts purchased	89,610	89,610	—	—

Total Liabilities Measured at Fair Value	$191,399	$89,610	$101,789	$—

Superfund Gold, L.P. - Series A

	Balance March 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$37,561	$—	$37,561	$—
Futures contracts purchased	489,545	489,545	—	—
Futures contracts sold	524,325	524,325	—	—

Total Assets Measured at Fair Value	$1,051,431	$1,013,870	$37,561	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$15,139	$—	$15,139	$—
Futures contracts purchased	347,195	347,195	$—	—
Futures contracts sold	106,305	106,305	$—	—

Total Liabilities Measured at Fair Value	$468,639	$453,500	$15,139	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$111,557	$—	$111,557	$—
Futures contracts sold	85,248	85,248	—	—

Total Assets Measured at Fair Value	$196,805	$85,248	$111,557	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$60,610	$—	$60,610	$—
Futures contracts purchased	89,610	89,610	—	—

Total Liabilities Measured at Fair Value	$15,220	$89,610	$60,610	$—

Superfund Gold, L.P. - Series B

	Balance March 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$22,727	$—	$22,727	$—
Futures contracts purchased	350,371	350,371	—	—
Futures contracts sold	351,894	351,894	—	—

Total Assets Measured at Fair Value	$724,995	$702,265	$22,727	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$8,363	$—	$8,363	$—
Futures contracts purchased	225,813	225,813	$—	—
Futures contracts sold	72,242	72,242	$—	—

Total Liabilities Measured at Fair Value	$306,418	$298,055	$8,363	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$70,632	$—	$70,632	$—
Futures contracts purchased	30,068	30,068	—	—
Futures contracts sold	69,883	69,883	—	—

Total Assets Measured at Fair Value	$170,583	$99,951	$70,632	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$41,179	—	41,179	—

Total Liabilities Measured at Fair Value	$41,179	$—	$41,179	$—

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

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2013	Liability Derivatives at March 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$60,288	$—	$60,288

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(23,502)	(23,502)

Futures contracts	Futures contracts purchased	839,916	(573,008)	266,908

Futures contracts	Futures contracts sold	876,219	(178,547)	697,672

Totals		$1,776,423	$(775,057)	$1,001,366

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$182,189	$—	$182,189

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(101,789)	(101,789)

Futures contracts	Futures contracts purchased	30,068	(89,610)	(59,542)

Futures contracts	Futures contracts sold	155,131	—	155,131

Totals		$367,388	$(191,399)	$175,989

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized and unrealized loss on investments	$(195,977)	$(43,614)

Futures contracts	Net realized and unrealized gain on investments	596,401	868,991

Total		$400,424	$825,377

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized and unrealized gain (loss) on investments	$90,112	$(98,314)

Futures contracts	Net realized and unrealized gain (loss) on investments	(1,052,761)	1,626,303

Total		$(962,649)	$1,527,989

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of March 31, 2013:

	As of March 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$11	0.0	*	$(15,887)	(0.1)	$60,277	0.3		$(7,615)	(0.0)*	$36,786
Currency	31,756	0.2		(5,875)	(0.1)	12,838	0.1		(37,557)	(0.2)	1,162
Financial	342,511	1.7		(18,005)	(0.1)	—	—		—	—	324,506
Food & Fiber	2,716	0.0	*	(148,828)	(0.7)	37,274	0.2		(2,235)	(0.0)*	(111,073)
Indices	83,029	0.4		(88,098)	(0.4)	412	0.0	*	(18,032)	(0.1)	(22,689)
Metals	1,084	0.0	*	(311,323)	(1.5)	753,631	3.7		—	—	443,392
Livestock	—	—		—	—	23,520	0.1		(5,280)	(0.0)*	18,240
Energy	378,822	1.8		(881)	(0.0)*	48,545	0.2		(115,444)	(0.5)	311,042

Totals	$839,929	4.1		$(588,897)	(2.9)	$936,497	4.6		$(186,163)	(0.8)	$1,001,366

*	Due to rounding

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2012:

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$181,362	0.8	$(16,748)	(0.1)	$827	0.0	*	$(85,041)	(0.4)	$80,400
Currency	80,981	0.4	(91,145)	(0.4)	260,503	1.2		(2,294)	(0.0)*	248,045
Financial	172,165	0.8	(15,042)	(0.1)	1,613	0.0	*	—	—	158,736
Food & Fiber	—	—	—	—	123,461	0.6		(3,116)	(0.0)*	120,345
Indices	365,180	1.6	(95,225)	(0.4)	—	—		(504)	(0.0)*	269,451
Metals	88,702	0.4	(658,888)	(2.9)	226,985	1.0		(448,613)	(2.0)	(791,814)
Energy	94,444	0.4	(714)	(0.0)*	194,796	0.9		(197,700)	(0.9)	90,826

Totals	$982,834	4.4	$(877,762)	(3.9)	$808,185	3.6		$(737,268)	(3.3)	$175,989

*	Due to rounding

Superfund Gold, L.P. average* contract volume by market sector for the three months ended March 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	59	91	$386,965	$347,311

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	444	359
Financial	3,820	172
Food & Fiber	213	302
Indices	1,284	64
Metals	986	321
Livestock	—	123
Energy	415	465

Totals	7,221	1,897

*	Based on quarterly holdings

Superfund Gold, L.P. average* contract volume by market sector for the three months ended March 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	82	60	$546,093	$476,810

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	836	459
Financial	1,513	315
Food & Fiber	173	152
Indices	680	353
Metals	899	103
Livestock	33	115
Energy	375	150

Totals	4,591	1,707

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended March 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(195,977)	$(43,614)	$(239,591)
Currency	158,510	(246,883)	(88,373)
Financial	(84,385)	165,770	81,385
Food & Fiber	(98,712)	(231,418)	(330,130)
Indices	1,687,973	(292,140)	1,395,833
Metals	(1,203,185)	1,235,206	32,021
Livestock	156,610	18,240	174,850
Energy	(20,410)	220,216	199,806

Total net trading gains	$400,424	$825,377	$1,225,801

	For the Three Months Ended March 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$90,112	$(98,314)	$(8,202)
Currency	(982,670)	(125,020)	(1,107,690)
Financial	(541,071)	58,998	(482,073)
Food & Fiber	(341,050)	(186,193)	(527,243)
Indices	(201,914)	60,696	(141,218)
Metals	(400,291)	1,752,357	1,352,066
Livestock	(15,695)	185,850	170,155
Energy	1,429,930	(120,385)	1,309,545

Total net trading gains (losses)	$(962,649)	$1,527,989	$565,340

Superfund Gold, L.P. - Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2013	Liability Derivatives at March 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$37,561	$—	$37,561

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(15,139)	(15,139)

Futures contracts	Futures contracts purchased	489,545	(347,195)	142,350

Futures contracts	Futures contracts sold	524,325	(106,305)	418,020

Totals		$1,051,431	$(468,639)	$582,792

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$111,557	$—	$111,557

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(60,610)	(60,610)

Futures contracts	Futures contracts purchased	—	(89,610)	(89,610)

Futures contracts	Futures contracts sold	85,248	—	85,248

Totals		$196,805	$(150,220)	$46,585

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized and unrealized loss on investments	$(108,743)	$(28,525)

Futures contracts	Net realized and unrealized gain on investments	145,664	564,732

Total		$36,921	$536,207

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized and unrealized gain (loss) on investments	$34,720	$(50,172)

Futures contracts	Net realized and unrealized gain (loss) on investments	(605,907)	1,065,490

Total		$(571,187)	$1,015,318

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of March 31, 2013:

	As of March 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains on Open Positions
Foreign Exchange	$11	0.0	*	$(10,394)	(0.1)	$37,550	0.3		$(4,745)	(0.0)*	$22,422
Currency	17,953	0.1		(3,375)	(0.0)*	6,894	0.0	*	(21,868)	(0.1)	(396)
Financial	200,187	1.4		(10,724)	(0.1)	—	—		—	—	189,463
Food & Fiber	2,716	0.0	*	(86,038)	(0.6)	22,964	0.2		(1,490)	(0.0)*	(61,848)
Indices	48,874	0.4		(50,398)	(0.4)	—	—		(10,316)	(0.1)	(11,840)
Metals	675	0.0	*	(195,781)	(1.4)	448,737	3.2		—	—	253,631
Livestock	—	—		—	—	16,190	0.1		(3,380)	(0.0)*	12,810
Energy	219,142	1.5		(881)	(0.0)*	29,541	0.2		(69,252)	(0.5)	178,550

Totals	$489,558	3.4		$(357,591)	(2.6)	$561,876	4.0		$(111,051)	(0.7)	$582,792

*	Due to rounding

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2012:

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$111,070	0.7	$(9,470)	(0.1)	$487	0.0	*	$(51,140)	(0.3)	$50,947
Currency	47,906	0.4	(53,895)	(0.4)	147,619	1.0		(1,338)	(0.0)*	140,292
Financial	101,664	0.7	(8,770)	(0.1)	1,033	0.0	*	—	—	93,927
Food & Fiber	—	—	—	—	71,612	0.5		(1,733)	(0.0)*	69,879
Indices	220,513	1.5	(56,336)	(0.4)	—	—		(277)	(0.0)*	163,900
Metals	50,177	0.3	(444,540)	(2.9)	132,145	0.9		(257,418)	(1.7)	(519,636)
Energy	54,057	0.4	(386)	(0.0)*	105,825	0.7		(112,220)	(0.8)	47,276

Totals	$585,387	4.0	$(573,397)	(3.9)	$458,721	3.1		$(424,126)	(2.8)	$46,585

*	Due to rounding

Series A average* contract volume by market sector for the three months ended March 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	32	49	$231,676	$203,725

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	257	214
Financial	2,222	99
Food & Fiber	125	177
Indices	760	38
Metals	590	187
Livestock	—	71
Energy	254	275

Totals	4,240	1,110

*	Based on quarterly holdings

Series A average* contract volume by market sector for the three months ended March 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	43	30	$286,181	$257,133

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	440	242
Financial	799	165
Food & Fiber	91	81
Indices	360	185
Metals	501	55
Livestock	17	60
Energy	203	79

Totals	2,454	897

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Three Months Ended March 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(108,743)	$(28,525)	$(137,268)
Currency	86,967	(140,688)	(53,721)
Financial	(35,941)	95,536	59,595
Food & Fiber	(56,711)	(131,727)	(188,438)
Indices	998,480	(175,740)	822,740
Metals	(874,680)	773,267	(101,413)
Livestock	86,440	12,810	99,250
Energy	(58,891)	131,274	72,383

Total net trading gains	$36,921	$536,207	$573,128

	For the Three Months Ended March 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$34,720	$(50,172)	$(15,452)
Currency	(514,870)	(67,046)	(581,916)
Financial	(288,340)	31,369	(256,971)
Food & Fiber	(181,687)	(100,271)	(281,958)
Indices	(105,274)	36,231	(69,043)
Metals	(275,661)	1,134,426	858,765
Livestock	(10,053)	99,390	89,337
Energy	769,978	(68,609)	701,369

Total net trading gains (losses)	$(571,187)	$1,015,318	$444,131

Superfund Gold, L.P. - Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of March 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2013	Liability Derivatives at March 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$22,727	$—	$22,727

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(8,363)	(8,363)

Futures contracts	Futures contracts purchased	350,371	(225,813)	124,558

Futures contracts	Futures contracts sold	351,894	(72,242)	279,652

Totals		$724,992	$(306,418)	$418,574

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$70,632	$—	$70,632

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(41,179)	(41,179)

Futures contracts	Futures contracts purchased	30,068	—	30,068

Futures contracts	Futures contracts sold	69,883	—	69,883

Totals		$170,583	$(41,179)	$129,404

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized and unrealized loss on investments	$(87,234)	$(15,089)

Futures contracts	Net realized and unrealized gain on investments	450,737	304,259

Total		$363,503	$289,170

Effects of Derivative Instruments on the Statement of Operations for the three months ended March 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign Exchange contracts	Net realized and unrealized gain (loss) on investments	$55,392	$(48,142)

Futures contracts	Net realized and unrealized gain (loss) on investments	(446,854)	560,813

Total		$(391,462)	$512,671

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of March 31, 2013:

	As of March 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$—	—		$(5,493)	(0.1)	$22,727	0.3		$(2,870)	(0.0)*	$14,364
Currency	13,803	0.2		(2,500)	(0.0)*	5,944	0.1		(15,689)	(0.2)	1,558
Financial	142,324	2.2		(7,281)	(0.1)	—	—		—	—	135,043
Food & Fiber	—	—		(62,790)	(1.0)	14,310	0.2		(745)	(0.0)*	(49,225)
Indices	34,155	0.5		(37,700)	(0.6)	412	0.0	*	(7,716)	(0.1)	(10,849)
Metals	409	0.0	*	(115,542)	(1.8)	304,894	4.7		—	—	189,761
Livestock	—	—		—	—	7,330	0.1		(1,900)	(0.0)*	5,430
Energy	159,680	2.5		—	—	19,004	0.3		(46,192)	(0.7)	132,492

Totals	$350,371	5.4		$(231,306)	(3.6)	$374,621	5.7		$(75,112)	(1.0)	$418,574

*	Due to rounding

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2012:

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$70,292	1.0	$(7,278)	(0.1)	$340	0.0	*	$(33,901)	(0.5)	$29,453
Currency	33,075	0.5	(37,250)	(0.5)	112,884	1.5		(956)	(0.0)*	107,753
Financial	70,501	1.0	(6,272)	(0.1)	580	0.0	*	—	—	64,809
Food & Fiber	—	—	—	—	51,849	0.7		(1,383)	(0.0)*	50,466
Indices	144,667	2.1	(38,889)	(0.6)	—	—		(227)	(0.0)*	105,551
Metals	38,525	0.5	(214,348)	(3.0)	94,840	1.3		(191,195)	(2.7)	(272,178)
Energy	40,387	0.6	(328)	(0.0)*	88,971	1.3		(85,480)	(1.2)	43,550

Totals	$397,447	5.6	$(304,365)	(4.3)	$349,464	4.8		$(313,142)	(4.4)	$129,404

*	Due to rounding

Series B average* contract volume by market sector for the three months ended March 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	27	42	$155,289	$143,586

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	187	145
Financial	1,598	73
Food & Fiber	88	125
Indices	524	26
Metals	396	134
Livestock	—	52
Energy	161	190

Totals	2,981	787

*	Based on quarterly holdings

Series B average* contract volume by market sector for the three months ended March 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions

Foreign Exchange	39	30	$259,912	$219,677

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	396	217
Financial	714	150
Food & Fiber	82	71
Indices	320	168
Metals	398	48
Livestock	16	55
Energy	172	71

Totals	2,137	810

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Three Months Ended March 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(87,234)	$(15,089)	$(102,323)
Currency	71,543	(106,195)	(34,652)
Financial	(48,444)	70,234	21,790
Food & Fiber	(42,001)	(99,691)	(141,692)
Indices	689,493	(116,400)	573,093
Metals	(328,505)	461,939	133,434
Livestock	70,170	5,430	75,600
Energy	38,481	88,942	127,423

Total net trading gains	$363,503	$289,170	$652,673

	For the Three Months Ended March 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$55,392	$(48,142)	$7,250
Currency	(467,800)	(57,974)	(525,774)
Financial	(252,731)	27,629	(225,102)
Food & Fiber	(159,363)	(85,922)	(245,285)
Indices	(96,640)	24,465	(72,175)
Metals	(124,630)	617,931	493,301
Livestock	(5,642)	86,460	80,818
Energy	659,952	(51,776)	608,176

Total net trading gains (losses)	$(391,462)	$512,671	$121,209

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of March 31, 2013 and December 31, 2012, there were no amounts due to brokers.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum) when considered together, not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income or any changes in net asset due to changes in value of the Fund’s dollar for dollar gold position. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, a portion of the Fund’s brokerage fees will be paid to clearing brokers for execution and clearing costs, and the balance will be paid to Superfund Capital Management for providing services akin to services provided by an introducing broker. Superfund USA, LLC, an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commission” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds of such Unit.

8.	Financial highlights

Financial highlights for the period January 1 through March 31, 2013 are as follows:

	2013
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	2.0%	2.5%	7.3%	7.8%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	2.0%	2.5%	7.3%	7.8%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.9%	1.4%	2.3%	1.7%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	1.9%	1.4%	2.3%	1.7%

Net investment loss**	(1.9)%	(1.4)%	(2.3)%	(1.7)%

Net asset value per unit, beginning of period	$1,423.03	$1,577.45	$1,110.58	$1.187.13
Net investment loss	(26.75)	(22.13)	(25.90)	(20.88)
Net gain on investments	55.54	62.14	106.55	113.50

Net asset value per unit, end of period	$1,451.82	$1,617.46	$1,191.23	$1.279.75

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average Number of Units during period)	$27.70	$40.55	$84.11	$93.31

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$28.79	$40.01	$80.65	$92.62

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year

Financial highlights for the period January 1 through March 31, 2012 are as follows:

	2012
	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	1.0%	1.5%	(1.7)%	(1.2)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	1.0%	1.5%	(1.7)%	(1.2)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.7%	1.2%	1.9%	1.4%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	1.7%	1.2%	1.9%	1.4%

Net investment loss**	(1.7)%	(1.2)%	(1.9)%	(1.4)%

Net asset value per unit, beginning of period	$1,496.15	$1,625.63	$1,241.61	$1,300.90
Net investment loss	(27.28)	(20.85)	(25.03)	(19.59)
Net gain on investments	42.61	45.68	3.64	3.53

Net asset value per unit, end of period	$1,511.48	$1,650.46	$1,220.22	$1,284.84

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period)	$13.52	$26.27	$(14.77)	$3.78

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit)	$15.33	$24.83	$(21.39)	$(16.06)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year

9.	Financial instrument risk

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $1,716,138 and $751,558, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $60,288 and $23,502, respectively, at March 31, 2013.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $1,013,873 and $453,503, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $37,561 and $15,139, respectively, at March 31, 2013.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $702,265 and $298,055, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $22,727 and $8,363, respectively, at March 31, 2013.

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

The majority of these instruments mature within one year of March 31, 2013. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

10.	Subscriptions and redemptions

Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscription funds are required to be promptly transmitted to U.S. Bank National Association, as escrow agent. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or the subscription funds are returned.

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

INTRODUCTION

The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended March 31, 2013, subscriptions totaling $416,885 in the Fund have been accepted and redemptions over the same period totaled $2,968,883. For the quarter ended March 31, 2013, subscriptions totaling $298,666 in Series A-1, $5,086 in Series A-2, $9,752 in Series B-1, and $103,381 in Series B-2 have been accepted and redemptions over the same period totaled $1,180,444 in Series A-1, $617,541 in Series A-2, $1,139,205 in Series B-1 and $31,693 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward contracts using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013

Series A:

Net results for the quarter ended March 31, 2013, were a gain of 2.0% in net asset value for Series A-1 and a gain of 2.5% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $307,441. This increase consisted of total income of $415, trading gains of $573,128, and total expenses of $266,102. Expenses included $85,889 in management fees, $28,633 in operating expenses, $59,849 in selling commissions, $89,422 in brokerage commissions and $2,309 in other expenses. At March 31, 2013, the net asset value per Unit of Series A-1 was $1,451.82, and the net asset value per Unit of Series A-2 was $1,617.46.

Series B:

Net results for the quarter ended March 31, 2013, were a gain of 7.3% in net asset value for Series B-1 and a gain of 7.8% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $514,738. This increase consisted of total income of $296, trading gains of $652,673, and total expenses of $138,231. Expenses included $40,570 in management fees, $13,523 in operating expenses, $17,836 in selling commissions, $62,650 in brokerage commissions and $3,652 in other expenses. At March 31, 2013, the net asset value per Unit of Series B-1 was $1,191.23, and the net asset value per Unit of Series B-2 was $1,279.75.

Fund results for 1st Quarter 2013:

In March, the Fund’s trading strategies produced positive returns. United States (“U.S.”) stock indices rose for a third consecutive month with the Standard and Poor 500 (the “S&P 500”) approaching an all-time high, leading to profitable returns for the Fund’s long positions. The Fund’s long positions in European long-term interest rate futures produced significant gains as investors feared the banking crisis in Cyprus could spill over into neighboring economies. Short positions in base metals added to positive returns as markets were pressured by the debt crisis in Europe, slumping Chinese stocks, and the rising U.S. dollar. The Fund also benefited from long natural gas positions as below normal temperatures forecasted for April lifted futures to an 18-month high. Larger than expected U.S. inventories and record projected planting acreage sent Chicago Board of Trade (“CBOT”) corn to limit down conditions on the last day of trading, resulting in losses for the Fund’s long positions across the grain sector. The Fund’s perpetual long gold position had a small positive effect on performance in March.

The Fund produced positive results in February as unmet expectations for global demand sent commodities lower while unsettling election results in Italy and negative growth renewed European debt concerns. Long positions in equity indices yielded losses for the Fund as European political instability and the slow pace of economic activity again raised concerns over regional finances. The Fund’s long bond positions generated solid returns in treasuries as European debt crisis fears were reignited in reaction to inconclusive Italian election results. Long positions in the money market sector generated favorable returns for the Funds as rising interbank borrowing costs prompted European Central Bank (“ECB”) President Mario Draghi to restate the ECB’s readiness to loosen monetary policy, lowering yield expectations. The U.S. dollar strengthened dramatically against a basket of world currencies leading to disappointing results for the Fund’s long positions in counter-currencies. The Fund’s short position in London Metal Exchange (“LME”) aluminum generated healthy returns as anticipated increases in demand had yet to be realized, Chinese production swelled and stockpiles tracked by LME rose for a fifth straight month. After climbing 6% in January, the crude oil complex fell back as the slow pace of recovery across the globe was unable to support a further advance, leading to losses for the Fund’s long positions in the energies sector. The Fund’s perpetual long gold position had a negative impact on performance in February as growing optimism for a U.S. economic recovery led investors to exit safe-haven assets, sending gold lower for a fifth consecutive month.

In January, the Fund produced positive returns to start 2013 with gains across multiple market sectors. The Fund’s strategies performed well in global equities as indices reached multi-year highs on growing investor optimism, producing profits for the Fund’s long positions. The Fund’s long positions in base metals produced favorable results with the rebound in the global economy leading to increased industrial demand. Long allocations across the energies sector also generated healthy returns for the Fund as improving global economic conditions lifted demand prospects while unrest across North Africa and the Middle East injected geopolitical risk premium. Growing global economic stability eroded demand for the safety of government securities in January, leading to negative returns for the Fund’s long positions in the bonds sector. Expectations for the removal of excess liquidity from the financial system led to losses for the Fund’s long positions in money market futures. The Fund’s perpetual long gold position negatively affected performance in January as positive economic metrics, fading inflation concerns, and prospects for an end to U.S. Federal Reserve (the “Fed”) monetary stimulus led to the fourth straight monthly decline for gold.

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

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The U.S. economy sustained momentum, adding another 227,000 jobs for its best six-month streak since May of 2006. Retail sales climbed 1.1%, the most in five months, reflecting consumer confidence despite rising gas prices. In contrast, commodity-driven economies such as Australia felt the effects of reduced base-metal demand, while euro-zone gross domestic product (“GDP”) unexpectedly contracted as the region struggles to contain its debt crisis. Crude oil declined as the impact of Iranian tensions receded when compared to slowing global demand and ample supplies. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the Fed reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The ECB continued to hold the line on interest rates, keeping its discount rate at 1%. The euro and British pound finished unchanged versus the U.S. dollar after declines of 2%. The Australian dollar (-4.4%) fell on weak GDP, an unexpected rise in unemployment, as well as softening commodity exports. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. Japanese Government Bonds (“JGB”) came under pressure as the Bank of Japan (“BOJ”) resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. JGB yields rose to 1.056%, the highest since December 2011. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. Markets quickly reversed on China’s shrinking economy and the possible need for further Greek debt restructuring. The FTSE (-2.1%), Amsterdam EOE Index (-1.2%), and Euro Stoxx (-4.5%) all finished lower. The Dow Jones Industrial Average (the “Dow Jones”) (+1.2%) and the S&P 500 (+2.5%) rose to four-year highs. Asian shares were mostly lower, pressured by the slowdown in China. China’s H-Shares (-10.9%) sank on weaker-than-expected housing and auto data with stocks in Singapore (-1.1%), Taiwan (-2.5%), and India (-2.3%) also lower. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions. The Fund’s perpetual long gold position underperformed in March as investors exited the precious metal in exchange for risk. The steady pace of upbeat economic reports in the U.S., including consumer spending and confidence, fed growing optimism over the stability of the world’s largest economy.

In February, the Fund’s trading strategies generated solid returns as geopolitical and economic forces pushed energies and equities decidedly higher. Intensifying tensions with Iran over their nuclear program injected risk premium into oil markets, driving crude prices to multi-month highs. Meanwhile, a wave of hopeful economic data and the long-awaited second Greek bailout lifted stocks. U.S. unemployment fell for a fifth straight month, adding 234,000 jobs while U.S. consumer confidence posted its longest streak of gains since 1997. The Nasdaq Stock Market (the “Nasdaq”) hit 11-year highs and the Dow Jones closed above 13,000 for the first time since 2008. The BOJ revealed plans to inject 10 trillion yen into the Japanese economy in an effort to suppress deflation while the ECB sought to stabilize euro-zone banks and stimulate the economy by issuing €529.5 billion of low interest loans. CBOT corn slid sideways awaiting spring plantings, while soybeans soared on expected crop damage in Brazil. Short-term strategies enhanced overall performance with gains in currencies, stocks, metals, and energies. The Fund’s allocation to the energy sector produced significant returns in February as economic optimism, escalating Iranian tensions, and reduced refinery capacity led to robust returns for long energy positions. Extreme cold in Europe in the midst of heavy refinery maintenance drove IPE gas oil (+6.3%) to a nine-month high. New York heating oil (+6.0%), also used in home heating, was pulled higher on anticipated demand shift to the U.S. Brent crude gained 10.9%, its best month since May of 2009, while NY crude (+8.6%) reached a nine-month high. Despite poor U.S. gasoline demand, RBOB futures extended an impressive rally, gaining 5.4%, aided by permanent, unplanned, and seasonal refinery closures. Promising U.S. employment data and the Greek bailout approval lifted energies universally on hopes of economic growth. The Fund experienced positive results in global equity markets as stocks rose on continued economic improvement. While Europe worked its way towards the second bailout of Greece, equity markets across the continent were higher as fears of an imminent euro-zone collapse subsided. The ECB eased monetary policy significantly in an effort to support markets, stepping away from its traditional mandate of inflation stability. Markets responded with the CAC40 (+4.5%), FTSE (+3.7%) and DAX (+6.0%) all finishing the month higher. Only the Greek index finished lower with a 9.1% loss. Investor optimism drove up markets across Asia with the Nikkei (+10.2%) climbing sharply as the yen fell. Improvements in the outlook for exports also boosted shares in Hong Kong (+6.6%), Korea (+3.5%) and Taiwan (+7.6%). The U.S. markets rose as unemployment fell to 8.3%, jobless claims hit a four-year low, and modest growth was seen in manufacturing and housing. The S&P 500 (+4.3%) is off to its best start in 21 years. The Fund’s allocation to currencies generated moderate losses due to the sharp reversal in the Japanese yen. The U.S. dollar was weaker against most global currencies as the Fed reiterated its highly accommodative stance in spite of improving economic conditions. The BOJ, which has struggled with deflation for more than a decade, announced it would target a 1% annual inflation rate, adding 10 trillion yen to the economy in the process. Traders took the news seriously and sent the yen (-6.2%) to a seven-month low. The euro (+1.9%) strengthened against the U.S. dollar as fears over a Greek debt disaster abated and expectations rose for increased lending activity. The Swiss franc (+1.8%) and British pound (+1.1%) also gained while better-than-expected economic data in Australia drove the AUD/USD rate to a six-month high (1.0795 $/AUD). South American currencies continued to climb with the Mexican peso (+1.4%), Colombian peso (+2.4%), and the Brazilian real (+1.7%) all gaining. The Fund’s bond portfolio produced negative results in February. U.S. bond prices retreated slightly from January highs as positive economic data continued to foster the strongest equity rally in two decades. U.S. unemployment dropped to 8.3%, returning to a level not seen since February 2009. U.S. 10-year notes retreated on the news and ended the month down 0.8%. The ECB implemented phase two of their long term refinancing operation liquidity program on February 27th, injecting €530 billion of short-term liquidity into the region. The 1% loan offering was taken up by 800 euro-zone banks. The monetary infusion is expected to make its way into longer-term maturities as seen by the resulting rally in Bunds and 10-year Swap Notes. The Fund’s strategies underperformed in the metals sector after bullish trends in precious metals radically corrected as Fed Chairman Bernanke quelled hopes for a third round of quantitative easing. Immediately prior to the plunge, gold and silver each hit multi-month highs as investors placed hedges against rising consumer prices and a weakening U.S. dollar. Following Mr. Bernanke’s testimony, gold (-1.7%) and silver (-6.9%) decreased significantly. Fears of reduced euro-zone base metal demand abated as leaders came to agreement on a second aid package for Greece. LME aluminum (+4.0%), assisted by record canceled warrants (orders to withdraw stockpiles), reversed early losses in the broad-based rally. Rising confidence levels on both sides of the Atlantic and falling inventories worked in tandem to elevate Comex (+2.1%) and LME copper (+2.2%). The Fund’s perpetual long gold position suffered late-month losses as testimony from Fed Chairman Ben Bernanke expressed optimism over improving macroeconomic data, reducing the likelihood of additional monetary stimulus. Gold and other safe-havens dropped on the news as the U.S. dollar rallied.

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The U.S. dollar declined against major currencies as the “safety trade” unwound, accelerated by the Fed’s stated willingness to purchase additional bonds. Gold benefited from the dollar’s decline, posting a +10% gain, climbing solidly back above its 200-day moving average while base-metals surged on production cutbacks and anticipated Chinese demand. European Union (“EU”) negotiations with Greece, initially promising, weighed on equity markets towards month-end as leaders debated terms of a second rescue package worth 500 billion euro. NYMEX gasoline trended higher throughout the month as supply concerns intensified due to multiple refinery closures while natural gas plummeted to a 10-year low on unseasonably warm winter temperatures and overabundant supply. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals, while the Fund’s perpetual long gold position produced significant gains for the month. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. In the U.S., minutes from the Federal Open Market Committee of the Fed revealed the Fed’s commitment to maintain interest rates at or near zero through 2014. The ECB, having cut rates twice in the last three months, maintained rates at a record low of 1%, citing signs of stabilization. In the United Kingdom, the Bank of England also maintained a record low benchmark of 0.5%. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The euro reached a 17-month low before recovering on perceived EU debt negotiation progress. The Australian dollar sustained its climb on relative economic outperformance, attractive interest rates, and strength in commodity prices. South American currencies, which lost significant ground in 2011, advanced considerably against the U.S. dollar. The Japanese yen rallied sharply late, closing at a three-month high, as investors flocked to the currency given the short-term U.S. interest rate outlook. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish U.S. Department of Agriculture (“USDA”) figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. Wheat traded in tandem with corn, pressured by weak exports, ample supply, and favorable winter crop conditions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. Gasoline ended up (+7.3%) for the month, while an unusually warm winter and continued supply glut pushed natural gas to $2.231/btu, a 10-year low. The Fund experienced losses in NYMEX crude oil amid a directionless trade as prices were range-bound between $98 and $103 per barrel. The Fund’s perpetual long gold position produced sizable gains after the Federal Open Market Committee of the Fed announced that interest rates would remain low through 2014, sparking U.S. dollar worries. The ongoing EU debt crisis also continues to keep the euro weak. The instability associated with these currencies provided strong support for safe-haven assets.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2013 and December 31, 2012.

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

In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Funds’ financial statements.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended March 31, 2013.

(c) Pursuant to the Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2013:

Series A-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
January 31, 2013	150.375	1,455.10
February 28, 2013	413.360	1,397.77
March 31, 2013	264.393	1,451.82

Total	828.128

Series A-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
January 31, 2013	46.278	1,615.70
February 28, 2013	75.185	1,554.63
March 31, 2013	263.308	1,617.46

Total	384.771

Series B-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
January 31, 2013	178.363	1,152.40
February 28, 2013	223.102	1,125.03
March 31, 2013	573.069	1,191.23

Total	974.534

Series B-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
January 31, 2013	—	1,233.89
February 28, 2013	—	1,206.61
March 31, 2013	24.764	1,279.75

Total	24.764

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2013	SUPERFUND GOLD, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1