Form 10-Q
period 2013-06-30
SUPERFUND GOLD, L.P.
filed 2013-08-14
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold L.P. Series B are included in Item 1:

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Due from brokers	$11,795,854	$13,552,648
Unrealized appreciation on open forward contracts	12,894	182,189
Futures contracts purchased	52,556	30,068
Futures contracts sold	810,045	155,131
Cash	6,538,224	9,250,263

Total assets	19,209,573	23,170,299

LIABILITIES
Unrealized depreciation on open forward contracts	17,466	101,789
Futures contracts purchased	2,967,150	89,610
Futures contracts sold	54,805	—
Subscriptions received in advance	30,000	84,515
Redemptions payable	311,478	444,547
Management fees payable	30,263	42,929
Fees payable	27,719	40,220

Total liabilities	3,438,881	803,610

NET ASSETS	$15,770,692	$22,366,689

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2013

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.1%	$12,894

Total unrealized appreciation on forward contracts	0.1	12,894

Unrealized depreciation on forward contracts
Currency	(0.1)	(17,466)

Total unrealized depreciation on forward contracts	(0.1)	(17,466)

Total forward contracts, at fair value	(0.0)*%	$(4,572)

Futures Contracts Purchased
Currency	(1.2)%	$(189,774)
Energy	(0.4)	(66,675)
Financial	0.0 *	5,059
Food & Fiber	(0.0)*	(4,168)
Indices	0.1	21,041
Livestock	0.1	10,420
Metals
CMX Gold expiring August 2013	(15.7)	(2,470,140)
Other	(1.4)	(220,357)
Total Metals	(17.1)	(2,690,497)

Total futures contracts purchased	(18.5)	(2,914,594)

Futures Contracts Sold
Currency	0.0 *	6,215
Energy	0.8	126,189
Financial	0.3	44,911
Food & Fiber	0.4	66,883
Indices	(0.1)	(9,693)
Livestock	(0.0)*	(7,230)
Metals	3.3	527,965

Total futures contracts sold	4.8	755,240

Total futures contracts, at fair value	(13.7)%	$(2,159,354)

Futures and forward contracts by country composition
Australia	0.2%	$32,148
Great Britain	0.0 *	832
Japan	0.0 *	3,969
United States	(14.0)	(2,206,702)
Other	0.0 *	5,827

Total futures and forward contracts by country composition	(13.7)%	$(2,163,926)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.8%	$182,189

Total unrealized appreciation on forward contracts	0.8	182,189

Unrealized depreciation on forward contracts
Currency	(0.5)	(101,789)

Total unrealized depreciation on forward contracts	(0.5)	(101,789)

Total forward contracts, at fair value	0.4%	$80,400

Futures Contracts Purchased
Currency	(0.0)*%	$(10,164)
Energy	0.4	93,730
Financial	0.7	157,123
Indices	1.2	269,955
Metals	(2.5)	(570,186)

Total futures contracts purchased	(0.3)	(59,542)

Futures Contracts Sold
Currency	1.2	258,209
Energy	(0.0)*	(2,904)
Financial	0.0 *	1,613
Food & Fiber	0.5	120,345
Indices	(0.0)*	(504)
Metals	(1.0)	(221,628)

Total futures contracts sold	0.7	155,131

Total futures contracts, at fair value	0.4%	$95,589

Futures and forward contracts by country composition
Australia	0.1%	$33,214
European Monetary Union	(0.1)	(22,837)
Great Britain	(0.1)	(15,450)
Japan	1.3	282,720
United States	(1.3)	(284,465)
Other	0.8	182,807

Total futures and forward contracts by country composition	0.8%	$175,989

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income
Interest income	$671	$1,182	$1,381	$1,190
Other income	13	17	14	967

Total income	684	1,199	1,395	2,157

Expenses
Brokerage commissions	95,173	194,838	247,245	331,788
Management fee	108,585	150,949	235,044	309,547
Selling commission	63,398	95,994	141,083	195,246
Operating expenses	36,195	50,316	78,351	103,182
Loss on MF Global	—	12,764	—	12,764
Other	4,413	6,387	10,374	8,406

Total expenses	307,764	511,248	712,097	960,933

Net investment loss	$(307,080)	$(510,049)	$(710,702)	$(958,776)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(902,588)	$82,934	$(502,164)	$(879,715)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(3,165,292)	925,183	(2,339,915)	2,453,172

Net gain (loss) on investments	$(4,067,880)	$1,008,117	$(2,842,079)	$1,573,457

Net increase (decrease) in net assets from operations	$(4,374,960)	$498,068	$(3,552,781)	$614,681

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2013	2012
Increase (decrease) in net assets from operations
Net investment loss	$(710,702)	$(958,776)
Net realized loss on futures and forward contracts	(502,164)	(879,715)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,339,915)	2,453,172

Net increase (decrease) in net assets from operations	(3,552,781)	614,681
Capital Share transactions
Issuance of Units	1,735,016	2,153,773
Redemption of Units	(4,778,232)	(2,516,698)

Net decrease in net assets from capital share transactions	(3,043,216)	(362,925)

Net increase (decrease) in net assets	(6,595,997)	251,756
Net assets, beginning of period	22,366,689	25,359,446

Net assets, end of period	$15,770,692	$25,611,202

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(3,552,781)	$614,681
Adjustment to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(7,948,374)
Sales and maturities of U.S. government securities	—	10,450,000
Amortization of discounts and premiums	—	(448)
Increase in due from brokers	1,756,794	7,616,254
Increase in unrealized appreciation on open forward contracts	169,295	107,372
Increase (decrease) in unrealized depreciation on open forward contracts	(84,323)	127,865
Increase (decrease) in futures contracts purchased	2,855,052	(3,136,664)
Increase (decrease) in futures contracts sold	(600,109)	448,255
Decrease in management fees payable	(12,666)	(59,018)
Decrease in fees payable	(12,501)	(57,961)

Net cash provided by operating activities	518,761	8,161,962

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	1,680,501	1,414,023
Redemptions, net of change in redemptions payable	(4,911,301)	(3,204,505)

Net cash used in financing activities	(3,230,800)	(1,790,482)

Net increase (decrease) in cash	(2,712,039)	6,371,480
Cash, beginning of period	9,250,263	5,304,787

Cash, end of period	$6,538,224	$11,676,267

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Due from brokers	$7,248,501	$8,151,334
Unrealized appreciation on open forward contracts	7,296	111,557
Futures contracts purchased	30,379	—
Futures contracts sold	457,683	85,248
Cash	4,766,128	7,542,936

Total assets	12,509,987	15,891,075

LIABILITIES
Unrealized depreciation on open forward contracts	12,995	60,610
Futures contracts purchased	1,884,495	89,610
Futures contracts sold	29,616	—
Subscriptions received in advance	30,000	78,764
Redemptions payable	282,082	280,745
Management fees payable	19,787	29,368
Fees payable	20,451	29,552

Total liabilities	2,279,426	568,649

NET ASSETS	$10,230,561	$15,322,426

Superfund Gold, L.P. Series A-1 Net Assets	$8,103,371	$11,986,641

Number of Units outstanding	7,146.583	8,423.300

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,133.88	$1,423.03

Superfund Gold, L.P. Series A-2 Net Assets	$2,127,190	$3,335,785

Number of Units outstanding	1,675.484	2,114.666

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,269.60	$1,577.45

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2013

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.1%	$7,296

Total unrealized appreciation on forward contracts	0.1	7,296

Unrealized depreciation on forward contracts
Currency	(0.1)	(12,995)

Total unrealized depreciation on forward contracts	(0.1)	(12,995)

Total forward contracts, at fair value	(0.0)*%	$(5,699)

Futures Contracts Purchased
Currency	(1.1)%	$(110,389)
Energy	(0.4)	(37,638)
Financial	0.0 *	3,028
Food & Fiber	(0.0)*	(2,640)
Indices	0.1	10,841
Livestock	0.1	7,320
Metals
CMX Gold expiring August 2013	(15.6)	(1,596,000)
Other	(1.3)	(128,638)

Total Metals	(16.9)	(1,724,638)

Total futures contracts purchased	(18.2)	(1,854,116)

Futures Contracts Sold
Currency	0.0 *	2,944
Energy	0.7	70,494
Financial	0.2	23,992
Food & Fiber	0.3	34,610
Indices	(0.0)*	(4,943)
Livestock	(0.0)*	(3,780)
Metals	3.0	304,750

Total futures contracts sold	4.2	428,067

Total futures contracts, at fair value	(13.9)%	$(1,426,049)

Futures and forward contracts by country composition
Australia	0.2%	$17,346
Great Britain	0.0 *	513
Japan	0.0	2,335
United States	(14.2)	(1,454,516)
Other	0.0	2,574

Total futures and forward contracts by country composition	(14.0)%	$(1,431,748)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.7%	$111,557

Total unrealized appreciation on forward contracts	0.7	111,557

Unrealized depreciation on forward contracts
Currency	(0.4)	(60,610)

Total unrealized depreciation on forward contracts	(0.4)	(60,610)

Total forward contracts, at fair value	0.3%	$50,947

Futures Contracts Purchased
Currency	(0.0)*%	$(5,989)
Energy	0.4	53,671
Financial	0.6	92,894
Indices	1.1	164,177
Metals	(2.6)	(394,363)

Total futures contracts purchased	(0.5)	(89,610)

Futures Contracts Sold
Currency	1.0	146,281
Energy	(0.1)	(6,395)
Financial	0.0 *	1,033
Food & Fiber	0.5	69,879
Indices	(0.0)*	(277)
Metals	(0.8)	(125,273)

Total futures contracts sold	0.6	85,248

Total futures contracts, at fair value	(0.0)*%	$(4,362)

Futures and forward contracts by country composition
Australia	0.1%	$18,911
European Monetary Union	(0.1)	(13,510)
Great Britain	(0.1)	(10,846)
Japan	1.1	170,893
United States	(1.4)	(228,553)
Other	0.7	109,690

Total futures and forward contracts by country composition	0.3%	$46,585

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income
Interest income	$404	$580	$818	$588
Other income	7	12	8	519

Total income	411	592	826	1,107

Expenses
Brokerage commissions	53,243	104,683	142,665	177,639
Management fee	70,876	95,954	156,765	194,936
Selling commission	50,019	67,964	109,868	137,514
Operating expenses	23,625	31,984	52,258	64,978
Loss on MF Global	—	6,925	—	6,925
Other	1,565	2,900	3,874	3,455

Total expenses	199,328	310,410	465,430	585,447

Net investment loss	$(198,917)	$(309,818)	$(464,604)	$(584,340)

Realized and unrealized gain (loss) on investments
Net realized loss on futures and forward contracts	$(728,468)	$(67,753)	$(691,547)	$(638,940)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(2,014,540)	614,169	(1,478,333)	1,629,487

Net gain (loss) on investments	$(2,743,008)	$546,416	$(2,169,880)	$990,547

Net increase (decrease) in net assets from operations	$(2,941,925)	$236,598	$(2,634,484)	$406,207

Net increase (decrease) in net assets from operations per Series A-1 Unit (based upon weighted average number of units outstanding during period)*	$(318.66)	$20.03	$(270.93)	$33.58

Net increase (decrease) in net assets from operations per Series A-1 Unit (based upon change in net asset value per unit during period)	$(317.94)	$19.94	$(289.15)	$35.27

Net increase (decrease) in net assets from operations per Series A-2 Unit (based upon weighted average number of units outstanding during period) **	$(367.06)	$31.58	$(293.34)	$57.79

Net increase (decrease) in net assets from operations per Series A-2 Unit (based upon change in net asset value per unit during period)*	$(347.86)	$30.19	$(307.85)	$55.02

*	Weighted average number of Units outstanding for Series A-1 for the Three Months Ended June 30, 2013 and June 30, 2012: 7,310.023 and 8,600.62, respectively; and for the Six Months Ended June 30, 2013 and June 30, 2012: 7,757.798 and 8,550.60, respectively.
*	Weighted average number of Units outstanding for Series A-2 for the Three Months Ended June 30, 2013 and June 30, 2012: 1,668.800 and 2,020.41, respectively; and for the Six Months Ended June 30, 2013 and June 30, 2012: 1,815.752 and 2,041.90, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2013	2012
Increase (decrease) in net assets from operations
Net investment loss	$(464,604)	$(584,340)
Net realized loss on futures and forward contracts	(691,547)	(638,940)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(1,478,333)	1,629,487

Net increase (decrease) in net assets from operations	(2,634,484)	406,207
Capital Share transactions
Issuance of Units	725,568	1,405,603
Redemption of Units	(3,182,949)	(1,186,717)

Net increase (decrease) in net assets from capital share transactions	(2,457,381)	218,886

Net increase (decrease) in net assets	(5,091,865)	625,093
Net assets, beginning of period	15,322,426	15,819,153

Net assets, end of period	$10,230,561	$16,444,246

Series A-1 Units, beginning of period	8,423.300	8,359.510
Issuance of Series A-1 Units	262.303	810.164
Redemption of Units	(1,539.020)	(633.297)

Series A-1 Units, end of period	7,146.583	8,536.377

Series A-2 Units, beginning of period	2,114.666	2,037.421
Issuance of Series A-2 Units	222.349	76.785
Redemption of Units	(661.531)	(108.152)

Series A-2 Units, end of period	1,675.484	2,006.054

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(2,634,484)	$406,207
Adjustment to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(4,249,133)
Sales and maturities of U.S. government securities	—	5,850,000
Amortization of discounts and premiums	—	(233)
Increase in due from brokers	902,833	4,724,841
Increase in unrealized appreciation on open forward contracts	104,261	53,316
Increase (decrease) in unrealized depreciation on open forward contracts	(47,615)	71,933
Increase (decrease) in futures contracts purchased	1,764,506	(1,975,632)
Increase (decrease) in futures contracts sold	(342,819)	220,896
Decrease in management fees payable	(9,581)	(36,467)
Decrease in fees payable	(9,101)	(38,037)

Net cash provided by operating activities	(272,000)	5,027,691

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	676,804	1,222,603
Redemptions, net of change in redemptions payable	(3,181612)	(1,777,988)

Net cash used in financing activities	(2,504,808)	(555,385)

Net increase (decrease) in cash	(2,776,808)	4,472,306
Cash, beginning of period	7,542,936	4,325,976

Cash, end of period	$4,766,128	$8,798,282

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Due from brokers	$4,547,353	$5,401,314
Unrealized appreciation on open forward contracts	5,598	70,632
Futures contracts purchased	22,177	30,068
Futures contracts sold	352,362	69,883
Cash	1,772,096	1,707,327

Total assets	6,699,586	7,279,224

LIABILITIES
Unrealized depreciation on open forward contracts	4,471	41,179
Futures contracts purchased	1,082,655	—
Futures contracts sold	25,189	—
Subscriptions received in advance	—	5,751
Redemptions payable	29,396	163,802
Management fees payable	10,476	13,561
Fees payable	7,268	10,668

Total liabilities	1,159,455	234,961

NET ASSETS	$5,540,131	$7,044,263

Superfund Gold, L.P. Series B-1 Net Assets	$2,238,280	$3,618,576

Number of Units outstanding	2,372.916	3,258.284

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$943.26	$1,110.58

Superfund Gold, L.P. Series B-2 Net Assets	$3,301,851	$3,425,687

Number of Units outstanding	3,242.041	2,885.689

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,018.45	$1,187.13

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2013

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.1%	$5,598

Total unrealized appreciation on forward contracts	0.1	5,598

Unrealized depreciation on forward contracts
Currency	(0.1)	(4,471)

Total unrealized depreciation on forward contracts	(0.1)	(4,471)

Total forward contracts, at fair value	0.0 *%	$1,127

Futures Contracts Purchased
Currency	(1.4)%	$(79,385)
Energy	(0.5)	(29,037)
Financial	0.0 *	2,031
Food & Fiber	(0.0)*	(1,528)
Indices	0.2	10,200
Livestock	0.1	3,100
Metals
CMX Gold expiring August 2013	(15.8)	(874,140)
Other	(1.7)	(91,719)

Total Metals	(17.5)	(965,859)

Total futures contracts purchased	(19.1)	(1,060,478)

Futures Contracts Sold
Currency	0.1	3,271
Energy	1.0	55,695
Financial	0.4	20,919
Food & Fiber	0.6	32,273
Indices	(0.1)	(4,750)
Livestock	(0.1)	(3,450)
Metals	4.0	223,215

Total futures contracts sold	5.9	327,173

Total futures contracts, at fair value	(13.2)%	$(733,305)

Futures and forward contracts by country composition
Australia	0.3%	$14,802
Great Britain	0.0 *	319
Japan	0.0 *	1,634
United States	(13.6)	(752,186)
Other	0.1	3,253

Total futures and forward contracts by country composition	(13.2)%	$(732,178)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward Contracts, at fair value
Unrealized appreciation on forward contracts
Currency	1.0%	$70,632

Total unrealized appreciation on forward contracts	1.0	70,632

Unrealized depreciation on forward contracts
Currency	(0.6)	(41,179)

Total unrealized depreciation on forward contracts	(0.6)	(41,179)

Total forward contracts, at fair value	0.4%	$29,453

Futures Contracts Purchased
Currency	(0.1)%	$(4,175)
Energy	0.6	40,059
Financial	0.9	64,229
Indices	1.5	105,778
Metals	(2.5)	(175,823)

Total futures contracts purchased	0.4	30,068

Futures Contracts Sold
Currency	1.6	111,928
Energy	0.1	3,491
Financial	0.0 *	580
Food & Fiber	0.7	50,466
Indices	(0.0)*	(227)
Metals	(1.4)	(96,355)

Total futures contracts sold	1.0	69,883

Total futures contracts, at fair value	1.4%	$99,951

Futures and forward contracts by country composition
Australia	0.2%	$14,303
European Monetary Union	(0.1)	(9,327)
Great Britain	(0.1)	(4,604)
Japan	1.6	111,827
United States	(0.8)	(55,912)
Other	1.0	73,117

Total futures and forward contracts by country composition	1.8%	$129,404

* Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income
Interest income	$267	$602	$563	$602
Other income	6	5	6	448

Total income	273	607	569	1,050

Expenses
Brokerage commissions	41,930	90,155	104,580	154,149
Management fee	37,709	54,995	78,279	114,611
Selling commission	13,379	28,030	31,215	57,732
Operating expenses	12,570	18,332	26,093	38,204
Loss on MF Global	—	5,839	—	5,839
Other	2,848	3,487	6,500	4,951

Total expenses	108,436	200,838	246,667	375,486

Net investment loss	$(108,163)	$(200,231)	$(246,098)	$(374,436)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(174,120)	$150,687	$189,383	$(240,775)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(1,150,752)	311,014	(861,582)	823,685

Net gain (loss) on investments	$(1,324,872)	$461,701	$(672,199)	$582,910

Net increase (decrease) in net assets from operations	$(1,433,035)	$261,470	$(918,297)	$208,474

Net increase (decrease) in net assets from operations per Series B-1 Unit (based upon weighted average number of units outstanding during period)*	$(260.61)	$34.79	$(142.06)	$19.24

Net increase (decrease) in net assets from operations per Series B-1 Unit (based upon change in net asset value per unit during period)	$(247.97)	$28.79	$(167.32)	$7.40

Net increase (decrease) in net assets from operations per Series B-2 Unit (based upon weighted average number of units outstanding during period) **	$(253.86)	$36.96	$(177.65)	$39.55

Net increase (decrease) in net assets from operations per Series B-2 Unit (based upon change in net asset value per unit during period)*	$(261.30)	$36.94	$(168.68)	$20.88

*	Weighted average number of Units outstanding for Series B-1 for the Three Months Ended June 30, 2013 and June 30, 2012: 2,349.787 and 4,290.72, respectively; and for the Six Months Ended June 30, 2013 and June 30, 2012: 2,609.787 and 4,378.78, respectively.
*	Weighted average number of Units outstanding for Series B-2 for the Three Months Ended June 30, 2013 and June 30, 2012: 3,232.673 and 3,040.59, respectively; and for the Six Months Ended June 30, 2013 and June 30, 2012: 3,082.236 and 3,136.73, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2013	2012
Increase (decrease) in net assets from operations
Net investment loss	$(246,098)	$(374,436)
Net realized gain (loss) on futures and forward contracts	189,383	(240,775)
Net change in unrealized appreciation (depreciation on) futures and forward contracts	(861,582)	823,685

Net increase (decrease) in net assets from operations	(918,297)	208,474
Capital Share transactions
Issuance of Units	1,009,448	748,170
Redemption of Units	(1,595,283)	(1,329,981)

Net decrease in net assets from capital share transactions	(585,835)	(581,811)

Net decrease in net assets	(1,504,132)	(373,337)
Net assets, beginning of period	7,044,263	9,540,293

Net assets, end of period	$5,540,131	$9,166,956

Series B-1 Units, beginning of period	3,258.284	4,524.265
Issuance of Series B-1 Units	184.070	188.978
Redemption of Units	(1,069.438)	(592.883)

Series B-1 Units, end of period	2,372.916	4,120.360

Series B-2 Units, beginning of period	2,885.689	3,015.557
Issuance of Series B-2 Units	608.830	389.874
Redemption of Units	(252.478)	(363.648)

Series B-2 Units, end of period	3,242.041	3,041.783

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(918,297)	$208,474
Adjustment to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(3,699,241)
Sales and maturities of U.S. government securities	—	4,600,000
Amortization of discounts and premiums	—	(215)
Increase in due from brokers	853,961	2,891,413
Increase in unrealized appreciation on open forward contracts	65,034	54,056
Increase (decrease) in unrealized depreciation on open forward contracts	(36,708)	55,932
Increase (decrease) in futures contracts purchased	1,090,546	(1,161,032)
Increase (decrease) in futures contracts sold	(257,290)	227,359
Decrease in management fees payable	(3,085)	(22,551)
Decrease in fees payable	(3,400)	(19,924)

Net cash provided by operating activities	790,761	3,134,271

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	1,003,697	191,420
Redemptions, net of change in redemptions payable	(1,729,689)	(1,426,517)

Net cash used in financing activities	(725,992)	(1,235,097)

Net increase in cash	64,769	1,899,174
Cash, beginning of period	1,707,327	978,811

Cash, end of period	$1,772,096	$2,877,985

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. – SERIES A and SUPERFUND GOLD, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2013

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

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of June 30, 2013, the Fund had on deposit $6,598,470 at ADM Investor Services, Inc. and $5,197,384 at Barclays Capital Inc. As of June 30, 2013, Series A had on deposit $4,348,754 at ADM Investor Services, Inc. and $2,899,747 at Barclays Capital Inc. As of June 30, 2013, Series B had on deposit $2,249,716 at ADM Investor Services, Inc. and $2,297,637 at Barclays Capital Inc.

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

Recently Issued Accounting Pronouncements

ASU 2011-11

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the six months ended June 30, 2013 and June 30, 2012, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2013 and December 31, 2012:

Superfund Gold, L.P.

	Balance June 30, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$12,894	$—	$12,894	$—
Futures contracts purchased	52,556	52,556	—	—
Futures contracts sold	810,045	810,045	—	—

Total Assets Measured at Fair Value	$875,495	$862,601	$12,894	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$17,466	$—	$17,466	$—
Futures contracts purchased	2,967,150	2,967,150	—	—
Futures contracts sold	54,805	54,805	—	—

Total Liabilities Measured at Fair Value	$3,039,421	$3,021,955	$17,466	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$182,189	$—	$182,189	$—
Futures contracts purchased	30,068	30,068	—	—
Futures contracts sold	155,131	155,131	—	—

Total Assets Measured at Fair Value	$367,388	$185,199	$182,189	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$101,789	$—	$101,789	$—
Futures contracts purchased	89,610	89,610	—	—

Total Liabilities Measured at Fair Value	$191,399	$89,610	$101,789	$—

Superfund Gold, L.P. – Series A

	Balance June 30, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$7,296	$—	$7,296	$—
Futures contracts purchased	30,379	30,379	—	—
Futures contracts sold	457,683	457,683	—	—

Total Assets Measured at Fair Value	$495,358	$488,062	$7,296	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$12,995	$—	$12,995	$—
Futures contracts purchased	1,884,495	1,884,495	—	—
Futures contracts sold	29,616	29,616	—	—

Total Liabilities Measured at Fair Value	$1,927,106	$1,914,111	$12,995	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$111,557	$—	$111,557	$—
Futures contracts sold	85,248	85,248	—	—

Total Assets Measured at Fair Value	$196,805	$85,248	$111,557	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$60,610	$—	$60,610	$—
Futures contracts purchased	89,610	89,610	—	—

Total Liabilities Measured at Fair Value	$150,220	$89,610	$60,610	$—

Superfund Gold, L.P. – Series B

	Balance June 30, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$5,598	$—	$5,598	$—
Futures contracts purchased	22,177	22,177	—	—
Futures contracts sold	352,362	352,362	—	—

Total Assets Measured at Fair Value	$380,137	$374,539	$5,598	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$4,471	$—	$4,471	$—
Futures contracts purchased	1,082,655	1,082,655	—	—
Futures contracts sold	25,189	25,189	—	—

Total Liabilities Measured at Fair Value	$1,112,315	$1,107,844	$4,471	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$70,632	$—	$70,632	$—
Futures contracts purchased	30,068	30,068	—	—
Futures contracts sold	69,883	69,883	—	—

Total Assets Measured at Fair Value	$170,583	$99,951	$70,632	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$41,179	$—	$41,179	$—

Total Liabilities Measured at Fair Value	$41,179	$—	$41,179	$—

The Fund assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among Levels 1, 2 and 3 during the six months ended June 30, 2013 and year ended December 31, 2012.

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

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2013	Liability Derivatives at June 30, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$12,894	$—	$12,894
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(17,466)	(17,466)
Futures contracts	Futures contracts purchased	52,556	(2,967,150)	(2,914,594)
Futures contracts	Futures contracts sold	810,045	(54,805)	755,240

Totals		$875,495	$(3,039,421)	$(2,163,926)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$182,189	$—	$182,189
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(101,789)	(101,789)
Futures contracts	Futures contracts purchased	30,068	(89,610)	(59,542)
Futures contracts	Futures contracts sold	155,131	—	155,131

Totals		$367,388	$(191,399)	$175,989

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(79,737)	$(41,358)
Futures contracts	Net realized loss on futures and forward contracts	(822,851)	(3,123,934)

Total		$(902,588)	$(3,165,292)

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(275,714)	$(84,972)
Futures contracts	Net realized loss on futures and forward contracts	(226,450)	(2,254,943)

Total		$(502,164)	$(2,339,915)

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$631,711	$(136,923)
Futures contracts	Net realized gain (loss) on futures and forward contracts	(548,777)	1,062,106

Total		$82,934	$925,183

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$721,822	$(235,237)
Futures contracts	Net realized gain (loss) on futures and forward contracts	(1,601,537)	2,688,409

Total		$(879,715)	$2,453,172

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$3,303	0.0	*	$(16,388)	(0.1)	$9,591	0.1		$(1,078)	(0.0)*	$(4,572)
Currency	—	—		(189,774)	(1.2)	9,520	0.1		(3,305)	(0.0)*	(183,559)
Financial	9,574	0.1		(4,515)	(0.0)*	57,831	0.4		(12,920)	(0.1)	49,970
Food & Fiber	5	0.0	*	(4,173)	(0.0)*	68,009	0.4		(1,126)	(0.0)*	62,715
Indices	32,557	0.2		(11,516)	(0.1)	206	0.0	*	(9,899)	(0.1)	11,348
Metals	—	—		(2,690,497)	(17.1)	539,225	3.4		(11,260)	(0.1)	(2,162,532)
Energy	—	—		(66,675)	(0.4)	135,255	0.9		(9,066)	(0.1)	59,514
Livestock	10,420	0.1		—	—	—	—		(7,230)	(0.0)*	3,190

Totals	$55,859	0.4		$(2,983,538)	(18.9)	$819,637	5.2		$(55,884)	(0.4)	$(2,163,926)

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$181,362	0.8	$(16,748)	(0.1)	$827	0.0	*	$(85,041)	(0.4)	$80,400
Currency	80,981	0.4	(91,145)	(0.4)	260,503	1.2		(2,294)	(0.0)*	248,045
Financial	172,165	0.8	(15,042)	(0.1)	1,613	0.0	*	—	—	158,736
Food & Fiber	—	—	—	—	123,461	0.6		(3,116)	(0.0)*	120,345
Indices	365,180	1.6	(95,225)	(0.4)	—	—		(504)	(0.0)*	269,451
Metals	88,702	0.4	(658,888)	(2.9)	226,985	1.0		(448,613)	(2.0)	(791,814)
Energy	94,444	0.4	(714)	(0.0)*	194,796	0.9		(197,700)	(0.9)	90,826

Totals	$982,834	4.4	$(877,762)	(3.9)	$808,185	3.6		$(737,268)	(3.3)	$175,989

*	Due to rounding

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	54	49	$259,111	$308,025

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	356	303
Financial	2,345	738
Food & Fiber	276	252
Indices	1,182	407
Metals	530	229
Livestock	9	46
Energy	351	328

Total	5,103	2,352

*	Based on quarterly holdings

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	100	110	$936,111	$890,728

	Average Number of Long Contracts	Average Number of Short Contracts

Currency	799	1,898
Financial	3,193	501
Food & Fiber	89	353
Indices	346	1,511
Metals	667	440
Livestock	—	77
Energy	246	511

Total	5,440	5,401

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(79,737)	$(41,358)	$(121,095)
Currency	(372,088)	(184,721)	(556,809)
Financial	225,433	(274,536)	(49,103)
Food & Fiber	(454,988)	173,788	(281,200)
Indices	(43,368)	34,037	(9,331)
Metals	(250,309)	(2,605,924)	(2,856,233)
Livestock	56,810	(15,050)	41,760
Energy	15,659	(251,528)	(235,869)

Total net trading losses	$(902,588)	$(3,165,292)	$(4,067,880)

	For the Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(275,714)	$(84,972)	$(360,686)
Currency	(213,578)	(431,604)	(645,182)
Financial	141,048	(108,766)	32,282
Food & Fiber	(553,700)	(57,630)	(611,330)
Indices	1,644,605	(258,103)	1,386,502
Metals	(1,453,494)	(1,370,718)	(2,824,212)
Livestock	213,420	3,190	216,610
Energy	(4,751)	(31,312)	(36,063)

Total net trading losses	$(502,164)	$(2,339,915)	$(2,842,079)

	For the Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$631,711	$(136,923)	$494,788
Currency	140,536	(107,630)	32,906
Financial	1,005,626	(72,030)	933,596
Food & Fiber	(533,667)	116,128	(417,539)
Indices	161,466	(141,989)	19,477
Metals	(2,169,001)	1,382,704	(786,297)
Livestock	222,800	(232,990)	(10,190)
Energy	623,463	117,913	741,376

Total net trading gains	$82,934	$925,183	$1,008,117

	For the Six Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$721,823	$(235,237)	$486,586
Currency	(842,134)	(232,650)	(1,074,784)
Financial	464,555	(13,032)	451,523
Food & Fiber	(874,717)	(70,065)	(944,782)
Indices	(40,448)	(81,293)	(121,741)
Metals	(2,569,292)	3,135,061	565,769
Livestock	207,105	(47,140)	159,965
Energy	2,053,393	(2,472)	2,050,921

Total net trading gains (losses)	$(879,715)	$2,453,172	$1,573,457

Superfund Gold, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2013	Liability Derivatives at June 30, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$7,296	$—	$7,296
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(12,995)	(12,995)
Futures contracts	Futures contracts purchased	30,379	(1,884,495)	(1,854,116)
Futures contracts	Futures contracts sold	457,683	(29,616)	428,067

Totals		$495,358	$(1,927,106)	$(1,431,748)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$111,557	$—	$111,557
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(60,610)	(60,610)
Futures contracts	Futures contracts purchased	—	(89,610)	(89,610)
Futures contracts	Futures contracts sold	85,248	—	85,248

Totals		$196,805	$(150,220)	$46,585

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(52,329)	$(28,121)
Futures contracts	Net realized loss on futures and forward contracts	(676,139)	(1,986,419)

Total		$(728,468)	$(2,014,540)

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(161,072)	$(56,646)
Futures contracts	Net realized loss on futures and forward contracts	(530,475)	(1,421,687)

Total		$(691,547)	$(1,478,333)

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$342,467	$(75,077)
Futures contracts	Net realized gain (loss) on futures and forward contracts	(410,220)	689,246

Total		$(67,753)	$614,169

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$377,187	$(125,249)
Futures contracts	Net realized gain (loss) on futures and forward contracts	(1,016,127)	1,754,736

Total		$(638,940)	$1,629,487

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$671	0.0	*	$(12,456)	(0.1)	$6,625	0.1		$(539)	(0.0)*	$(5,699)
Currency	—	—		(110,389)	(1.1)	4,780	0.0	*	(1,836)	(0.0)*	(107,445)
Financial	5,315	0.1		(2,287)	(0.0)*	31,166	0.3		(7,174)	(0.1)	27,020
Food & Fiber	—	—		(2,640)	(0.0)*	35,219	0.3		(609)	(0.0)*	31,970
Indices	17,744	0.2		(6,903)	(0.1)	206	0.0	*	(5,149)	(0.1)	5,898
Metals	—	—		(1,724,638)	(16.9)	310,167	3.0		(5,417)	(0.1)	(1,419,888)
Energy	—	—		(37,638)	(0.4)	76,145	0.7		(5,651)	(0.1)	32,856
Livestock	7,320	0.1		—	—	—	—		(3,780)	(0.0)*	3,540

Totals	$31,050	0.3		$(1,896,951)	(18.5)	$464,308	4.5		$(30,155)	(0.3)	$(1,431,748)

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$111,070	0.7	$(9,470)	(0.1)	$487	0.0	*	$(51,140)	(0.3)	$50,947
Currency	47,906	0.4	(53,895)	(0.4)	147,619	1.0		(1,338)	(0.0)*	140,292
Financial	101,664	0.7	(8,770)	(0.1)	1,033	0.0	*	—	—	93,927
Food & Fiber	—	—	—	—	71,612	0.5		(1,733)	(0.0)*	69,879
Indices	220,513	1.5	(56,336)	(0.4)	—	—		(277)	(0.0)*	163,900
Metals	50,177	0.3	(444,540)	(2.9)	132,145	0.9		(257,418)	(1.7)	(519,636)
Energy	54,057	0.4	(386)	(0.0)*	105,825	0.7		(112,220)	(0.8)	47,276

Totals	$585,387	4.0	$(573,397)	(3.9)	$458,721	3.1		$(424,126)	(2.8)	$46,585

*	Due to rounding

Superfund Gold, L.P. – Series A average* monthly contract volume by market sector as of quarter ended June 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	31	27	$150,400	$180,167

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	198	168
Financial	1,294	403
Food & Fiber	154	145
Indices	661	221
Metals	304	133
Livestock	5	26
Energy	196	185

Total	2,843	1,308

*	Based on quarterly holdings

Superfund Gold, L.P. – Series A average* monthly contract volume by market sector as of quarter ended June 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	51	57	$512,532	$487,638

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	429	1,009
Financial	1,713	267
Food & Fiber	47	190
Indices	185	816
Metals	367	238
Livestock	—	41
Energy	130	274

Total	2,922	2,892

*	Based on quarterly holdings

Superfund Gold, L.P. – Series A trading results by market sector:

	For the Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(52,329)	$(28,121)	$(80,450)
Currency	(208,839)	(107,049)	(315,888)
Financial	153,967	(162,443)	(8,476)
Food & Fiber	(262,242)	93,818	(168,424)
Indices	(33,592)	17,738	(15,854)
Metals	(372,862)	(1,673,519)	(2,046,381)
Livestock	33,510	(9,270)	24,240
Energy	13,919	(145,694)	(131,775)

Total net trading losses	$(728,468)	$(2,014,540)	$(2,743,008)

	For the Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(161,072)	$(56,646)	$(217,718)
Currency	(121,872)	(247,737)	(369,609)
Financial	118,026	(66,907)	51,119
Food & Fiber	(318,953)	(37,909)	(356,862)
Indices	964,888	(158,002)	806,886
Metals	(1,247,542)	(900,252)	(2,147,794)
Livestock	119,950	3,540	123,490
Energy	(44,972)	(14,420)	(59,392)

Total net trading losses	$(691,547)	$(1,478,333)	$(2,169,880)

	For the Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$342,467	$(75,077)	$267,390
Currency	97,770	(57,131)	40,639
Financial	561,137	(36,337)	524,800
Food & Fiber	(286,206)	64,000	(222,206)
Indices	132,631	(69,372)	63,259
Metals	(1,367,374)	841,762	(525,612)
Livestock	117,070	(124,090)	(7,020)
Energy	334,752	70,414	405,166

Total net trading gains (losses)	$(67,753)	$614,169	$546,416

	For the Six Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$377,187	$(125,249)	$251,938
Currency	(417,100)	(124,177)	(541,277)
Financial	272,797	(4,968)	267,829
Food & Fiber	(467,893)	(36,271)	(504,164)
Indices	27,357	(33,141)	(5,784)
Metals	(1,643,035)	1,976,188	333,153
Livestock	107,017	(24,700)	82,317
Energy	1,104,730	1,805	1,106,535

Total net trading gains (losses)	$(638,940)	$1,629,487	$990,547

Superfund Gold, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of June 30, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2013	Liability Derivatives at June 30, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$5,598	$—	$5,598
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(4,471)	(4,471)
Futures contracts	Futures contracts purchased	22,177	(1,082,655)	(1,060,478)
Futures contracts	Futures contracts sold	352,362	(25,189)	327,173

Totals		$380,137	$(1,112,315)	$(732,178)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$70,632	$—	$70,632
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(41,179)	(41,179)
Futures contracts	Futures contracts purchased	30,068	—	30,068
Futures contracts	Futures contracts sold	69,883	—	69,883

Totals		$170,583	$(41,179)	$129,404

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(27,408)	$(13,237)
Futures contracts	Net realized loss on futures and forward contracts	(146,712)	(1,137,515)

Total		$(174,120)	$(1,150,752)

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(114,642)	$(28,326)
Futures contracts	Net realized gain (loss) on futures and forward contracts	304,025	(833,256)

Total		$189,383	$(861,582)

Effects of Derivative Instruments on the Statement of Operations for the three months ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$289,244	$(61,846)
Futures contracts	Net realized gain (loss) on futures and forward contracts	(138,557)	372,860

Total		$150,687	$311,014

Effects of Derivative Instruments on the Statement of Operations for the six months ended June 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$344,635	$(109,988)
Futures contracts	Net realized gain (loss) on futures and forward contracts	(585,410)	933,673

Total		$(240,775)	$823,685

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets	Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$2,632	0.0	*	$(3,932)	(0.1)	$2,966	0.1	$(539)	(0.0)*	$1,127
Currency	—	—		(79,385)	(1.4)	4,740	0.1	(1,469)	(0.0)*	(76,114)
Financial	4,259	0.1		(2,228)	(0.0)*	26,665	0.5	(5,746)	(0.1)	22,950
Food & Fiber	5	0.0	*	(1,533)	(0.0)*	32,790	0.6	(517)	(0.0)*	30,745
Indices	14,813	0.3		(4,613)	(0.1)	—	—	(4,750)	(0.1)	5,450
Metals	—	—		(965,859)	(17.4)	229,058	4.1	(5,843)	(0.1)	(742,644)
Energy	—	—		(29,037)	(0.5)	59,110	1.1	(3,415)	(0.1)	26,658
Livestock	3,100	0.1		—	—	—	—	(3,450)	(0.1)	(350)

Totals	$24,809	0.4		$(1,086,587)	(19.6)	$355,329	6.4	$(25,729)	(0.5)	$(732,178)

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gains (Losses) on Open Positions
Foreign Exchange	$70,292	1.0	$(7,278)	(0.1)	$340	0.0	*	$(33,901)	(0.5)	$29,453
Currency	33,075	0.5	(37,250)	(0.5)	112,884	1.5		(956)	(0.0)*	107,753
Financial	70,501	1.0	(6,272)	(0.1)	580	0.0	*	—	—	64,809
Food & Fiber	—	—	—	—	51,849	0.7		(1,383)	(0.0)*	50,466
Indices	144,667	2.1	(38,889)	(0.6)	—	—		(227)	(0.0)*	105,551
Metals	38,525	0.5	(214,348)	(3.0)	94,840	1.3		(191,195)	(2.7)	(272,178)
Energy	40,387	0.6	(328)	(0.0)*	88,971	1.3		(85,480)	(1.2)	43,550

Totals	$397,447	5.6	$(304,365)	(4.6)	$349,464	4.8		$(313,142)	(4.4)	$129,404

*	Due to rounding

Superfund Gold, L.P. – Series B average* monthly contract volume by market sector as of quarter ended June 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	23	22	$108,711	$127,858

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	158	135
Financial	1,051	335
Food & Fiber	122	107
Indices	521	186
Metals	226	96
Livestock	4	20
Energy	155	143

Total	2,260	1,044

*	Based on quarterly holdings

Superfund Gold, L.P. – Series B average* monthly contract volume by market sector as of quarter ended June 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	49	53	$423,579	$403,090

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	370	889
Financial	1,480	234
Food & Fiber	42	163
Indices	161	695
Metals	300	202
Livestock	—	36
Energy	116	237

Total	2,518	2,509

*	Based on quarterly holdings

Superfund Gold, L.P. – Series B trading results by market sector:

	For the Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(27,408)	$(13,237)	$(40,645)
Currency	(163,249)	(77,672)	(240,921)
Financial	71,466	(112,093)	(40,627)
Food & Fiber	(192,746)	79,970	(112,776)
Indices	(9,776)	16,299	6,523
Metals	122,553	(932,405)	(809,852)
Livestock	23,300	(5,780)	17,520
Energy	1,740	(105,834)	(104,094)

Total net trading losses	$(174,120)	$(1,150,752)	$(1,324,872)

	For the Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(114,642)	$(28,326)	$(142,968)
Currency	(91,706)	(183,867)	(275,573)
Financial	23,022	(41,859)	(18,837)
Food & Fiber	(234,747)	(19,721)	(254,468)
Indices	679,717	(100,101)	579,616
Metals	(205,952)	(470,466)	(676,418)
Livestock	93,470	(350)	93,120
Energy	40,221	(16,892)	23,329

Total net trading gains (losses)	$189,383	$(861,582)	$(672,199)

	For the Three Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$289,244	$(61,846)	$227,398
Currency	42,766	(50,499)	(7,733)
Financial	444,489	(35,693)	408,796
Food & Fiber	(247,461)	52,128	(195,333)
Indices	28,835	(72,617)	(43,782)
Metals	(801,627)	540,942	(260,685)
Livestock	105,730	(108,900)	(3,170)
Energy	288,711	47,499	336,210

Total net trading gains	$150,687	$311,014	$461,701

	For the Six Months Ended June 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$344,636	$(109,988)	$234,648
Currency	(425,034)	(108,473)	(533,507)
Financial	191,758	(8,064)	183,694
Food & Fiber	(406,824)	(33,794)	(440,618)
Indices	(67,805)	(48,152)	(115,957)
Metals	(926,257)	1,158,873	232,616
Livestock	100,088	(22,440)	77,648
Energy	948,663	(4,277)	944,386

Total net trading gains (losses)	$(240,775)	$823,685	$582,910

5. Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of June 30, 2013 and December 31, 2012, there were no amounts due to brokers.

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

8. Financial highlights

Financial highlights for the period January 1 through June 30, 2013 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	(20.3)%	(19.5)%	(15.1)%	(14.2)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(20.3)%	(19.5)%	(15.1)%	(14.2)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	3.5%	2.5%	4.0%	3.1%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	3.5%	2.5%	4.0%	3.1%

Net investment loss	(3.5)%	(2.5)%	(4.0)%	(3.1)%

Net asset value per unit, beginning of period	$1,423.03	$1,577.45	$1,110.58	$1,187.13
Net investment loss	(48.70)	(38.74)	(45.79)	(38.12)
Net gain (loss) on investments	(240.45)	(269.11)	(121.53)	(130.56)

Net asset value per unit, end of period	$1,133.88	$1,269.60	$943.26	$1,018.45

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)	$(270.93)	$(293.34)	$(142.06)	$(177.65)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(289.15)	$(307.85)	$(167.32)	$(168.68)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.

Financial highlights for the period January 1 through June 30, 2012 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees and MF Global reserve	2.4%	3.4%	0.7%	1.7%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.0%	0.0%	(0.1)%	(0.1)%

Total return after incentive fees	2.4%	3.4%	0.6%	1.6%

Ratios to average partners’ capital**
Operating expenses before incentive fees	3.6%	2.6%	4.1%	3.1%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.0%	0.0%	0.1%	0.1%

Total expenses	3.7%	2.6%	4.2%	3.2%

Net investment loss	(3.6)%	(2.6)%	(4.1)%	(3.1)%

Net asset value per unit, beginning of period	$1,496.15	$1,625.63	$1,241.61	$1,300.90
Net investment loss	(57.57)	(45.08)	(54.42)	(43.40)
Net gain (loss) on investments	92.84	100.10	61.82	64.28

Net asset value per unit, end of period	$1,531.42	$1,680.65	$1,249.01	$1,321.78

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)	$33.58	$57.79	$19.23	$39.55

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$35.27	$55.02	$7.40	$20.88

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.

Financial highlights for the period April 1 through June 30, 2013 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	(21.9)%	(21.5)%	(20.8)%	(20.4)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(21.9)%	(21.5)%	(20.8)%	(20.4)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.6%	1.2%	1.9%	1.4%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	1.6%	1.2%	1.9%	1.4%

Net investment loss	(1.6)%	(1.2)%	(1.9)%	(1.4)%

Net asset value per unit, beginning of period	$1,451.82	$1,617.46	$1,191.23	$1,279.75
Net investment loss	(22.11)	(17.51)	(21.74)	(17.66)
Net gain (loss) on investments	(295.83)	(330.35)	(226.23)	(243.64)

Net asset value per unit, end of period	$1,133.88	$1,269.60	$943.26	$1,018.45

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)	$(318.66)	$(367.06)	$(260.61)	$(253.86)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$(317.94)	$(347.86)	$(247.97)	$(261.30)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.

Financial highlights for the period April 1 through June 30, 2012 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees and MF Global reserve	1.4%	1.9%	2.4%	2.9%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.0%	0.0%	(0.1)%	(0.1)%

Total return after incentive fees	1.4%	1.9%	2.3%	2.8%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.9%	1.4%	2.3%	1.7%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.0%	0.0%	0.1%	0.1%

Total expenses	2.0%	1.4%	2.4%	1.8%

Net investment loss	(1.9)%	(1.4)%	(2.3)%	(1.7)%

Net asset value per unit, beginning of period	$1,511.48	$1,650.46	$1,220.22	$1,284.84
Net investment loss	(30.31)	(24.31)	(29.58)	(24.11)
Net gain (loss) on investments	50.25	54.50	58.37	61.05

Net asset value per unit, end of period	$1,531.42	$1,680.65	$1,249.01	$1,321.78

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period)	$20.03	$31.58	$34.79	$36.96

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit)	$19.94	$30.19	$28.79	$36.94

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $862,602 and $3,021,956, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $12,894 and $17,466, respectively, at June 30, 2013.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $488,062 and $1,914,111, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $7,296 and $12,995, respectively, at June 30, 2013.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $374,540 and $1,107,845, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $5,598 and $4,471, respectively, at June 30, 2013.

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

The majority of these instruments mature within one year of June 30, 2013. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2013, subscriptions totaling $1,735,016 in the Fund have been accepted and redemptions over the same period totaled $4,778,232. For the quarter ended June 30, 2013, subscriptions totaling $75,920 in Series A-1, $345,896 in Series A-2, $229,000 in Series B-1, and $667,315 in Series B-2 have been accepted and redemptions over the same period totaled $975,560 in Series A-1, $409,404 in Series A-2, $109,101 in Series B-1 and $315,284 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward contracts using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013

Series A:

Net results for the quarter ended June 30, 2013, were a loss of 21.9% in net asset value for Series A-1 and a loss of 21.5% in net asset value for Series A-2. In this period, Series A experienced a net decrease in net assets from operations of $2,941,925. This decrease consisted of total income of $411, trading losses of $2,743,008, and total expenses of $199,328. Expenses included $70,876 in management fees, $23,625 in operating expenses, $50,019 in selling commissions, $53,243 in brokerage commissions and $1,565 in other expenses. At June 30, 2013, the net asset value per Unit of Series A-1 was $1,133.88, and the net asset value per Unit of Series A-2 was $1,269.60.

Series B:

Net results for the quarter ended June 30, 2013, were a loss of 20.8% in net asset value for Series B-1 and a loss of 20.4% in net asset value for Series B-2. In this period, Series B experienced a net decrease in net assets from operations of $1,433,035. This increase consisted of total income of $273, trading losses of $1,324,872, and total expenses of $108,436. Expenses included $37,709 in management fees, $12,570 in operating expenses, $13,379 in selling commissions, $41,930 in brokerage commissions and $2,848 in other expenses. At June 30, 2013, the net asset value per Unit of Series B-1 was $943.26, and the net asset value per Unit of Series B-2 was $1,018.45.

Fund results for 2nd Quarter 2013:

In June, the Fund’s strategies produced negative returns, driven primarily by losses from the Fund’s allocation to energy markets as U.S. Department of Energy data showed higher than expected oil inventories. These losses were tempered slightly by gains experienced from the Fund’s short metals positions, as gold and silver each dropped to its lowest level in over two years. The Fund’s short positions in the bonds markets also produced positive returns as a rise in the U.S. dollar produced sharp downward pressure on interest rate products. Based on the aforementioned decrease in price, the Fund’s perpetual long gold position negatively affected performance in June.

In May, the Fund yielded disappointing results due primarily to its positions in the bonds and energy sectors. The Fund’s long natural gas positions negatively affected performance amid reports from the U.S. Energy Information Administration of rising inventories. The U.S. Environmental Protection Agency also issued reports that downplayed the environmental impact of natural gas fracking. The Fund’s long soybean positions produced positive returns in May as China, the world’s largest soybean consumer, continued to show increased demand. The Fund’s perpetual long gold position had a negative effect on performance amid speculation that the U.S. Federal Reserve (the “Fed”) will scale back its aggressive bond purchasing program.

In April, the Fund’s managed futures strategy posted positive returns amidst high volatility in several key markets. The Fund’s positions in the metals sector generated positive returns, as did its long natural gas positions. The Fund’s allocation to the grains sector suffered in April after the U.S. Department of Agricultures (“USDA”) reported that farmers had planted 2 million more acres of corn than expected. The Fund’s perpetual long gold position had a negative effect on performance as gold experienced its sharpest monthly decline since December 2011.

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

Fund results for 1st Quarter 2013:

In March, the Fund’s trading strategies produced positive returns. U.S. stock indices rose for a third consecutive month with the Standard and Poor’s 500 (the “S&P 500”) approaching an all-time high, leading to profitable returns for the Fund’s long positions. The Fund’s long positions in European long-term interest rate futures produced significant gains as investors feared the banking crisis in Cyprus could spill over into neighboring economies. Short positions in base metals added to positive returns as markets were pressured by the debt crisis in Europe, slumping Chinese stocks, and the rising U.S. dollar. The Fund also benefited from long natural gas positions as below normal temperatures forecasted for April lifted futures to an 18-month high. Larger than expected U.S. inventories and record projected planting acreage sent Chicago Board of Trade (“CBOT”) corn to limit down conditions on the last day of trading, resulting in losses for the Fund’s long positions across the grain sector. The Fund’s perpetual long gold position had a small positive effect on performance in March.

In February, the Fund produced positive results as unmet expectations for global demand sent commodities lower while unsettling election results in Italy and negative growth renewed European debt concerns. Long positions in equity indices yielded losses for the Fund as European political instability and the slow pace of economic activity again raised concerns over regional finances. The Fund’s long bond positions generated solid returns in treasuries as European debt crisis fears were reignited in reaction to inconclusive Italian election results. Long positions in the money market sector generated favorable returns for the Funds as rising interbank borrowing costs prompted European Central Bank (“ECB”) President Mario Draghi to restate the ECB’s readiness to loosen monetary policy, lowering yield expectations. The U.S. dollar strengthened dramatically against a basket of world currencies leading to disappointing results for the Fund’s long positions in counter-currencies. The Fund’s short position in London Metal Exchange (“LME”) aluminum generated healthy returns as anticipated increases in demand had yet to be realized, Chinese production swelled and stockpiles tracked by LME rose for a fifth straight month. After climbing 6% in January, the crude oil complex fell back as the slow pace of recovery across the globe was unable to support a further advance, leading to losses for the Fund’s long positions in the energies sector. The Fund’s perpetual long gold position had a negative impact on performance in February as growing optimism for a U.S. economic recovery led investors to exit safe-haven assets, sending gold lower for a fifth consecutive month.

In January, the Fund produced positive returns to start 2013 with gains across multiple market sectors. The Fund’s strategies performed well in global equities as indices reached multi-year highs on growing investor optimism, producing profits for the Fund’s long positions. The Fund’s long positions in base metals produced favorable results with the rebound in the global economy leading to increased industrial demand. Long allocations across the energies sector also generated healthy returns for the Fund as improving global economic conditions lifted demand prospects while unrest across North Africa and the Middle East injected geopolitical risk premium. Growing global economic stability eroded demand for the safety of government securities in January, leading to negative returns for the Fund’s long positions in the bonds sector. Expectations for the removal of excess liquidity from the financial system led to losses for the Fund’s long positions in money market futures. The Fund’s perpetual long gold position negatively affected performance in January as positive economic metrics, fading inflation concerns, and prospects for an end to Fed monetary stimulus led to the fourth straight monthly decline for gold.

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

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The U.S. economy sustained momentum, adding another 227,000 jobs for its best six-month streak since May of 2006. Retail sales climbed 1.1%, the most in five months, reflecting consumer confidence despite rising gas prices. In contrast, commodity-driven economies such as Australia felt the effects of reduced base-metal demand, while euro-zone GDP unexpectedly contracted as the region struggles to contain its debt crisis. Crude oil declined as the impact of Iranian tensions receded when compared to slowing global demand and ample supplies. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the Fed reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The ECB continued to hold the line on interest rates, keeping its discount rate at 1%. The euro and British pound finished unchanged versus the U.S. dollar after declines of 2%. The Australian dollar (-4.4%) fell on weak GDP, an unexpected rise in unemployment, as well as softening commodity exports. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. Japanese Government Bonds (“JGB”) came under pressure as the Bank of Japan (“BOJ”) resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. JGB yields rose to 1.056%, the highest since December 2011. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. Markets quickly reversed on China’s shrinking economy and the possible need for further Greek debt restructuring. The FTSE (-2.1%), Amsterdam EOE Index (-1.2%), and Euro Stoxx (-4.5%) all finished lower. The Dow Jones Industrial Average (the “Dow Jones”) (+1.2%) and the S&P 500 (+2.5%) rose to four-year highs. Asian shares were mostly lower, pressured by the slowdown in China. China’s H-Shares (-10.9%) sank on weaker-than-expected housing and auto data with stocks in Singapore (-1.1%), Taiwan (-2.5%), and India (-2.3%) also lower. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions. The Fund’s perpetual long gold position underperformed in March as investors exited the precious metal in exchange for risk. The steady pace of upbeat economic reports in the U.S., including consumer spending and confidence, fed growing optimism over the stability of the world’s largest economy.

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

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The U.S. dollar declined against major currencies as the “safety trade” unwound, accelerated by the Fed’s stated willingness to purchase additional bonds. Gold benefited from the dollar’s decline, posting a +10% gain, climbing solidly back above its 200-day moving average while base-metals surged on production cutbacks and anticipated Chinese demand. EU negotiations with Greece, initially promising, weighed on equity markets towards month-end as leaders debated terms of a second rescue package worth 500 billion euro. NYMEX gasoline trended higher throughout the month as supply concerns intensified due to multiple refinery closures while natural gas plummeted to a 10-year low on unseasonably warm winter temperatures and overabundant supply. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals, while the Fund’s perpetual long gold position produced significant gains for the month. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. In the U.S., minutes from the Federal Open Market Committee of the Fed (“FOMC”) revealed the Fed’s commitment to maintain interest rates at or near zero through 2014. The ECB, having cut rates twice in the last three months, maintained rates at a record low of 1%, citing signs of stabilization. In the United Kingdom, the Bank of England also maintained a record low benchmark of 0.5%. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The euro reached a 17-month low before recovering on perceived EU debt negotiation progress. The Australian dollar sustained its climb on relative economic outperformance, attractive interest rates, and strength in commodity prices. South American currencies, which lost significant ground in 2011, advanced considerably against the U.S. dollar. The Japanese yen rallied sharply late, closing at a three-month high, as investors flocked to the currency given the short-term U.S. interest rate outlook. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish USDA figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. Wheat traded in tandem with corn, pressured by weak exports, ample supply, and favorable winter crop conditions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. Gasoline ended up (+7.3%) for the month, while an unusually warm winter and continued supply glut pushed natural gas to $2.231/btu, a 10-year low. The Fund experienced losses in NYMEX crude oil amid a directionless trade as prices were range-bound between $98 and $103 per barrel. The Fund’s perpetual long gold position produced sizable gains after the FOMC announced that interest rates would remain low through 2014, sparking U.S. dollar worries. The ongoing EU debt crisis also continues to keep the euro weak. The instability associated with these currencies provided strong support for safe-haven assets.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The Financial Statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2013 and December 31, 2012.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended June 30, 2013.

(c) Pursuant to the Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended June 30, 2013:

Series A-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
April 30, 2013	368.875	1,505.43
May 31, 2013	184.838	1,309.36
June 30, 2013	157.179	1,133.88

Total	710.892

Series A-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
April 30, 2013	93.360	1,679.99
May 31, 2013	101.597	1,463.64
June 30, 2013	81.803	1,269.60

Total	276.760

Series B-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
April 30, 2013	39.232	1,322.27
May 31, 2013	30.135	1,099.69
June 30, 2013	25.536	943.26

Total	94.903

Series B-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
April 30, 2013	194.625	1,422.90
May 31, 2013	27.876	1,185.37
June 30, 2013	5.213	1,018.45

Total	227.714

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

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

Date: August 14, 2013	SUPERFUND GOLD, L.P. (Registrant)

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