Form 10-Q
period 2013-09-30
SUPERFUND GOLD, L.P.
filed 2013-11-12
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File number: 000-53764

SUPERFUND GOLD, L.P.

(Exact name of registrant as specified in charter)

Delaware	98-00574019 (Series A); 98-0574020 (Series B)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Superfund Office Building P.O. Box 1479 Grand Anse St. George’s, Grenada West Indies	Not applicable
(Address of principal executive offices)	(Zip Code)

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

The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold L.P. Series B are included in Item 1:

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Due from brokers	$9,458,640	$13,552,648
Unrealized appreciation on open forward contracts	47	182,189
Futures contracts purchased	278,677	30,068
Futures contracts sold	142,973	155,131
Cash	5,460,008	9,250,263

Total assets	15,340,345	23,170,299

LIABILITIES
Unrealized depreciation on open forward contracts	18	101,789
Futures contracts purchased	436,413	89,610
Futures contracts sold	116,283	—
Subscriptions received in advance	—	84,515
Redemptions payable	497,565	444,547
Management fees payable	27,728	42,929
Fees payable	25,452	40,220

Total liabilities	1,103,459	803,610

NET ASSETS	$14,236,886	$22,366,689

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2013

	Percentage of Net Assets		Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.0	*%	$47

Total unrealized appreciation on forward contracts	0.0	*	47

Unrealized depreciation on forward contracts
Currency	(0.0	)*	(18)

Total unrealized depreciation on forward contracts	(0.0	)*	(18)

Total forward contracts, at fair value	0.0	*%	$29

Futures contracts purchased
Currency	0.6%		$86,966
Energy	(0.5)		(74,671)
Financial	0.8		111,590
Food & Fiber	0.0	*	4,899
Indices	(1.2)		(164,398)
Livestock	(0.0	)*	(4,850)
Metals	(0.8)		(117,272)

Total futures contracts purchased	(1.1)		(157,736)

Futures contracts sold
Currency	(0.0	)*	(2,868)
Energy	0.4		60,054
Financial	(0.0	)*	(3,571)
Food & Fiber	0.3		46,259
Metals	(0.5)		(73,184)

Total futures contracts sold	0.2		26,690

Total futures contracts, at fair value	(0.9)%		$(131,046)

Futures and forward contracts by country composition
Australia	(0.0	)*%	$(5,353)
Great Britain	0.0	*	2,027
Japan	(0.2)		(28,727)
United States	(0.8)		(106,719)
Other	0.1		7,755

Total futures and forward contracts by country composition	(0.9)%		$(131,017)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.8%	$182,189

Total unrealized appreciation on forward contracts	0.8	182,189

Unrealized depreciation on forward contracts
Currency	(0.4)	(101,789)

Total unrealized depreciation on forward contracts	(0.4)	(101,789)

Total forward contracts, at fair value	0.4%	$80,400

Futures contracts purchased
Currency	(0.0)*%	$(10,164)
Energy	0.4	93,730
Financial	0.7	157,123
Indices	1.2	269,955
Metals	(2.6)	(570,186)

Total futures contracts purchased	(0.3)	(59,542)

Futures contracts sold
Currency	1.2	258,209
Energy	(0.0)*	(2,904)
Financial	0.0 *	1,613
Food & Fiber	0.5	120,345
Indices	(0.0)*	(504)
Metals	(1.0)	(221,628)

Total futures contracts sold	0.7	155,131

Total futures contracts, at fair value	0.4%	$95,589

Futures and forward contracts by country composition
Australia	0.2%	$33,214
European Monetary Union	(0.1)	(22,837)
Great Britain	(0.1)	(15,450)
Japan	1.3	282,720
United States	(1.3)	(284,465)
Other	0.8	182,807

Total futures and forward contracts by country composition	0.8%	$175,989

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income
Interest income	$430	$1,358	$1,811	$2,548
Other income	45	1	59	968

Total investment income	475	1,359	1,870	3,516

Expenses
Brokerage commissions	68,511	161,576	315,756	493,364
Management fee	90,415	150,810	325,459	460,357
Selling commission	53,244	95,667	194,327	290,913
Operating expenses	30,138	50,270	108,489	153,452
Loss on MF Global	—	—	—	12,764
Other	3,684	4,360	14,058	12,766

Total expenses	245,992	462,683	958,089	1,423,616

Net investment loss	$(245,517)	$(461,324)	$(956,219)	$(1,420,100)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(1,512,882)	$478,267	$(2,015,046)	$(401,448)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	2,032,909	1,171,821	(307,006)	3,624,993

Net gain (loss) on investments	$520,027	$1,650,088	$(2,322,052)	$3,223,545

Net increase (decrease) in net assets from operations	$274,510	$1,188,764	$(3,278,271)	$1,803,445

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2013	2012
Decrease in net assets from operations
Net investment loss	$(956,219)	$(1,420,100)
Net realized loss on futures and forward contracts	(2,015,046)	(401,448)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(307,006)	3,624,993

Net increase (decrease) in net assets from operations	(3,278,271)	1,803,445

Capital share transactions
Issuance of Units	2,038,453	2,731,861
Redemption of Units	(6,889,985)	(3,001,358)

Net decrease in net assets from capital share transactions	(4,851,532)	(269,497)

Net increase (decrease) in net assets	(8,129,803)	1,533,948
Net assets, beginning of period	22,366,689	25,359,446

Net assets, end of period	$14,236,886	$26,893,394

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(3,278,271)	$1,803,445
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(7,948,374)
Sales and maturities of U.S. government securities	—	14,350,000
Amortization of discounts and premiums	—	(1,626)
Increase in due from brokers	4,094,008	3,754,480
Increase in unrealized appreciation on open forward contracts	182,142	42,905
Decrease in unrealized depreciation on open forward contracts	(101,771)	(1,055)
Increase (decrease) in futures contracts purchased	98,194	(4,577,024)
Increase in futures contracts sold	128,441	910,181
Decrease in management fees payable	(15,201)	(56,882)
Decrease in fees payable	(14,768)	(55,811)

Net cash provided by operating activities	1,092,774	8,220,239

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	1,953,938	2,079,762
Redemptions, net of change in redemptions payable	(6,836,967)	(3,820,139)

Net cash used in financing activities	(4,883,029)	(1,740,377)

Net increase (decrease) in cash	(3,790,255)	6,479,862
Cash, beginning of period	9,250,263	5,304,787

Cash, end of period	$5,460,008	$11,784,649

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Due from brokers	$5,631,449	$8,151,334
Unrealized appreciation on open forward contracts	19	111,557
Futures contracts purchased	158,568	—
Futures contracts sold	79,379	85,248
Cash	4,278,220	7,542,936

Total assets	10,147,635	15,891,075

LIABILITIES
Unrealized depreciation on open forward contracts	10	60,610
Futures contracts purchased	254,950	89,610
Futures contracts sold	68,567	—
Subscriptions received in advance	—	78,764
Redemptions payable	464,106	280,745
Management fees payable	18,421	29,368
Fees payable	19,029	29,552

Total liabilities	825,083	568,649

NET ASSETS	$9,322,552	$15,322,426

Superfund Gold, L.P. Series A-1 Net Assets	$7,358,173	$11,986,641

Number of Units outstanding	6,389.673	8,423.300

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,151.57	$1,423.03

Superfund Gold, L.P. Series A-2 Net Assets	$1,964,379	$3,335,785

Number of Units outstanding	1,515.853	2,114.666

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,295.89	$1,577.45

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2013

	Percentage of Net Assets		Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.0	*%	$19

Total unrealized appreciation on forward contracts	0.0	*	19

Unrealized depreciation on forward contracts
Currency	(0.0	)*	(10)

Total unrealized depreciation on forward contracts	(0.0	)*	(10)

Total forward contracts, at fair value	0.0	*%	$9

Futures contracts purchased
Currency	0.5%		$50,626
Energy	(0.5)		(45,419)
Financial	0.7		64,291
Food & Fiber	0.0	*	2,219
Indices	(1.0)		(95,083)
Livestock	(0.0	)*	(2,950)
Metals	(0.8)		(70,066)

Total futures contracts purchased	(1.1)		(96,382)

Futures contracts sold
Currency	(0.0	)*	(1,182)
Energy	0.3		32,039
Financial	(0.0	)*	(1,527)
Food & Fiber	0.3		25,717
Metals	(0.5)		(44,235)

Total futures contracts sold	0.1		10,812

Total futures contracts, at fair value	(0.9)%		$(85,570)

Futures and forward contracts by country composition
Australia	(0.0	)*%	$(2,812)
Great Britain	(0.0	)*	(1,481)
Japan	(0.2)		(15,239)
United States	(0.8)		(70,962)
Other	0.1		4,933

Total futures and forward contracts by country composition	(0.9)%		$(85,561)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.7%	$111,557

Total unrealized appreciation on forward contracts	0.7	111,557

Unrealized depreciation on forward contracts
Currency	(0.4)	(60,610)

Total unrealized depreciation on forward contracts	(0.4)	(60,610)

Total forward contracts, at fair value	0.3%	$50,947

Futures contracts purchased
Currency	(0.0)*%	$(5,989)
Energy	0.4	53,671
Financial	0.6	92,894
Indices	1.1	164,177
Metals	(2.6)	(394,363)

Total futures contracts purchased	(0.5)	(89,610)

Futures contracts sold
Currency	1.0	146,281
Energy	(0.1)	(6,395)
Financial	0.0 *	1,033
Food & Fiber	0.5	69,879
Indices	(0.0)*	(277)
Metals	(0.8)	(125,273)

Total futures contracts sold	0.6	85,248

Total futures contracts, at fair value	(0.0)*%	$(4,362)

Futures and forward contracts by country composition
Australia	0.1%	$18,911
European Monetary Union	(0.1)	(13,510)
Great Britain	(0.1)	(10,846)
Japan	1.1	170,893
United States	(1.4)	(228,553)
Other	0.7	109,690

Total futures and forward contracts by country composition	0.3%	$46,585

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income
Interest income	$294	$742	$1,112	$1,330
Other income	33	1	41	520

Total investment income	327	743	1,153	1,850

Expenses
Brokerage commissions	38,878	87,909	181,543	265,548
Management fee	59,592	97,456	216,357	292,392
Selling commission	42,149	69,139	152,017	206,653
Operating expenses	19,864	32,486	72,122	97,464
Loss on MF Global	—	—	—	6,925
Other	1,342	1,953	5,216	5,408

Total expenses	161,825	288,943	627,255	874,390

Net investment loss	$(161,498)	$(288,200)	$(626,102)	$(872,540)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(971,798)	$352,590	$(1,663,345)	$(286,350)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	1,346,187	805,069	(132,146)	2,434,556

Net gain (loss) on investments	$374,389	$1,157,659	$(1,795,491)	$2,148,206

Net increase (decrease) in net assets from operations	$212,891	$869,459	$(2,421,593)	$1,275,666

Net increase (decrease) in net assets from operations per Series A-1 Unit (based upon weighted average number of units outstanding during period)*	$23.70	$78.40	$(262.57)	$112.40

Net increase (decrease) in net assets from operations per Series A-1 Unit (based upon change in net asset value per unit during period)	$17.69	$78.34	$(271.46)	$113.61

Net increase (decrease) in net assets from operations per Series A-2 Unit (based upon weighted average number of units outstanding during period) **	$35.49	$95.16	$(278.65)	$151.90

Net increase (decrease) in net assets from operations per Series A-2 Unit (based upon change in net asset value per unit during period)*	$26.29	$94.86	$(281.56)	$149.88

*	Weighted average number of Units outstanding for Series A-1 for the Three Months Ended September 30, 2013 and September 30, 2012: 6,699.01 and 8,637.54, respectively; and for the Nine Months Ended September 30, 2013 and September 30, 2012: 7,400.17 and 8,586.83, respectively.
*	Weighted average number of Units outstanding for Series A-2 for the Three Months Ended September 30, 2013 and September 30, 2012: 1,524.69 and 1,996.61, respectively; and for the Nine Months Ended September 30, 2013 and September 30, 2012: 1,717.28 and 2,027.37, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2013	2012
Decrease in net assets from operations
Net investment loss	$(626,102)	$(872,540)
Net realized loss on futures and forward contracts	(1,663,345)	(286,350)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(132,146)	2,434,556

Net increase (decrease) in net assets from operations	(2,421,593)	1,275,666
Capital share transactions
Issuance of Units	871,316	1,960,941
Redemption of Units	(4,449,597)	(1,526,116)

Net increase (decrease) in net assets from capital share transactions	(3,578,281)	434,825

Net increase (decrease) in net assets	(5,999,874)	1,710,491
Net assets, beginning of period	15,322,426	15,819,153

Net assets, end of period	$9,322,552	$17,529,644

Series A-1 Units, beginning of period	8,423.300	8,359.510
Issuance of Series A-1 Units	321.785	1,152.289
Redemption of Units	(2,355.412)	(777.628)

Series A-1 Units, end of period	6,389.673	8,734.171

Series A-2 Units, beginning of period	2,114.666	2,037.421
Issuance of Series A-2 Units	276.264	88.686
Redemption of Units	(875.077)	(171.877)

Series A-2 Units, end of period	1,515.853	1,954.230

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(2,421,593)	$1,275,666
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(4,249,133)
Sales and maturities of U.S. government securities	—	7,950,000
Amortization of discounts and premiums	—	(867)
Increase in due from brokers	2,519,885	2,362,002
Increase in unrealized appreciation on open forward contracts	111,538	17,377
Increase (decrease) in unrealized depreciation on open forward contracts	(60,600)	3,161
Increase (decrease) in futures contracts purchased	6,772	(2,931,609)
Increase in futures contracts sold	74,436	476,515
Decrease in management fees payable	(10,947)	(34,517)
Decrease in fees payable	(10,523)	(35,864)

Net cash provided by operating activities	208,968	4,832,731

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	792,552	1,875,342
Redemptions, net of change in redemptions payable	(4,266,236)	(2,151,027)

Net cash used in financing activities	(3,473,684)	(275,685)

Net increase (decrease) in cash	(3,264,716)	4,557,046
Cash, beginning of period	7,542,936	4,325,976

Cash, end of period	$4,278,220	$8,883,022

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Due from brokers	$3,827,191	$5,401,314
Unrealized appreciation on open forward contracts	28	70,632
Futures contracts purchased	120,109	30,068
Futures contracts sold	63,594	69,883
Cash	1,181,788	1,707,327

Total assets	5,192,710	7,279,224

LIABILITIES
Unrealized depreciation on open forward contracts	8	41,179
Futures contracts purchased	181,463	—
Futures contracts sold	47,716	—
Subscriptions received in advance	—	5,751
Redemptions payable	33,459	163,802
Management fees payable	9,307	13,561
Fees payable	6,423	10,668

Total liabilities	278,376	234,961

NET ASSETS	$4,914,334	$7,044,263

Superfund Gold, L.P. Series B-1 Net Assets	$1,953,073	$3,618,576

Number of Units outstanding	2,070.310	3,258.284

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$943.37	$1,110.58

Superfund Gold, L.P. Series B-2 Net Assets	$2,961,261	$3,425,687

Number of Units outstanding	2,892.734	2,885.689

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,023.69	$1,187.13

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	0.0 *%	$28

Total unrealized appreciation on forward contracts	0.0 *	28

Unrealized depreciation on forward contracts
Currency	(0.0)*	(8)

Total unrealized depreciation on forward contracts	(0.0)*	(8)

Total forward contracts, at fair value	0.0 *%	$20

Futures contracts purchased
Currency	0.7%	$36,340
Energy	(0.6)	(29,252)
Financial	1.0	47,299
Food & Fiber	0.1	2,680
Indices	(1.4)	(69,315)
Livestock	(0.0)*	(1,900)
Metals	(1.0)	(47,206)

Total futures contracts purchased	(1.2)	(61,354)

Futures contracts sold
Currency	(0.0)*	(1,686)
Energy	0.6	28,015
Financial	(0.1)	(2,044)
Food & Fiber	0.4	20,542
Metals	(0.6)	(28,949)

Total futures contracts sold	0.3	15,878

Total futures contracts, at fair value	(0.9)%	$(45,476)

Futures and forward contracts by country composition
Australia	(0.1)%	$(2,541)
Great Britain	0.1	3,508
Japan	(0.3)	(13,488)
United States	(0.7)	(35,757)
Other	0.1	2,822

Total futures and forward contracts by country composition	(0.9)%	$(45,456)

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on forward contracts
Currency	1.0%	70,632

Total unrealized appreciation on forward contracts	1.0	$70,632

Unrealized depreciation on forward contracts
Currency	(0.6)	(41,179)

Total unrealized depreciation on forward contracts	(0.6)	(41,179)

Total forward contracts, at fair value	0.4%	$29,453

Futures contracts purchased
Currency	(0.1)%	$(4,175)
Energy	0.6	40,059
Financial	0.9	64,229
Indices	1.5	105,778
Metals	(2.5)	(175,823)

Total futures contracts purchased	0.4	30,068

Futures contracts sold
Currency	1.6	111,928
Energy	0.1	3,491
Financial	0.0 *	580
Food & Fiber	0.7	50,466
Indices	(0.0)*	(227)
Metals	(1.4)	(96,355)

Total futures contracts sold	1.0	69,883

Total futures contracts, at fair value	1.4%	$99,951

Futures and forward contracts by country composition
Australia	0.2%	$14,303
European Monetary Union	(0.1)	(9,327)
Great Britain	(0.1)	(4,604)
Japan	1.6	111,827
United States	(0.8)	(55,912)
Other	1.0	73,117

Total futures and forward contracts by country composition	1.8%	$129,404

*	Due to rounding

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income
Interest income	$136	$616	$699	$1,218
Other income	12	—	18	448

Total investment income	148	616	717	1,666

Expenses
Brokerage commissions	29,633	73,667	134,213	227,816
Management fee	30,823	53,354	109,102	167,965
Selling commission	11,095	26,528	42,310	84,260
Operating expenses	10,274	17,784	36,367	55,988
Loss on MF Global	—	—	—	5,839
Other	2,342	2,407	8,842	7,358

Total expenses	84,167	173,740	330,834	549,226

Net investment loss	$(84,019)	$(173,124)	$(330,117)	$(547,560)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(541,084)	$125,677	$(351,701)	$(115,098)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	686,722	366,752	(174,860)	1,190,437

Net gain (loss) on investments	$145,638	$492,429	$(526,561)	$1,075,339

Net increase (decrease) in net assets from operations	61,619	$319,305	$(856,678)	$527,779

Net increase (decrease) in net assets from operations per Series B-1 Unit (based upon weighted average number of units outstanding during period)*	$9.37	$41.01	$(143.67)	$58.96

Net increase (decrease) in net assets from operations per Series B-1 Unit (based upon change in net asset value per unit during period)	$0.11	$40.56	$(167.21)	$47.96

Net increase (decrease) in net assets from operations per Series B-2 Unit (based upon weighted average number of units outstanding during period) **	$14.66	$49.78	$(168.47)	$88.63

Net increase (decrease) in net assets from operations per Series B-2 Unit (based upon change in net asset value per unit during period)*	$5.24	$49.78	$(163.44)	$70.66

*	Weighted average number of Units outstanding for Series B-1 for the Three Months Ended September 30, 2013 and September 30, 2012: 2,115.76 and 4,099.83, respectively; and for the Nine Months Ended September 30, 2013 and September 30, 2012: 2,442.53 and 4,293.04, respectively.
*	Weighted average number of Units outstanding for Series B-2 for the Three Months Ended September 30, 2013 and September 30, 2012: 2,849.73 and 3,041.78, respectively; and for the Nine Months Ended September 30, 2013 and September 30, 2012: 3,002.12 and 3,108.25, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2013	2012
Decrease in net assets from operations
Net investment loss	$(330,117)	$(547,560)
Net realized loss on futures and forward contracts	(351,701)	(115,098)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(174,860)	1,190,437

Net increase (decrease) in net assets from operations	(856,678)	527,779
Capital share transactions
Issuance of Units	1,167,137	770,920
Redemption of Units	(2,440,388)	(1,475,242)

Net decrease in net assets from capital share transactions	(1,273,251)	(704,322)

Net decrease in net assets	(2,129,929)	(176,543)
Net assets, beginning of period	7,044,263	9,540,293

Net assets, end of period	$4,914,334	$9,363,750

Series B-1 Units, beginning of period	3,258.284	4,524.265
Issuance of Series B-1 Units	184.070	206.778
Redemption of Units	(1,372.044)	(705.057)

Series B-1 Units, end of period	2,070.310	4,025.986

Series B-2 Units, beginning of period	2,885.689	3,015.557
Issuance of Series B-2 Units	753.364	389.874
Redemption of Units	(746.319)	(363.648)

Series B-2 Units, end of period	2,892.734	3,041.783

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$(856,678)	$527,779
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(3,699,241)
Sales and maturities of U.S. government securities	—	6,400,000
Amortization of discounts and premiums	—	(759)
Increase in due from brokers	1,574,123	1,392,478
Decrease in unrealized appreciation on open forward contracts	70,604	25,528
Increase in unrealized depreciation on open forward contracts	(41,171)	(4,216)
(Decrease) increase in futures contracts purchased	91,422	(1,645,415)
Increase in futures contracts sold	54,005	433,666
Decrease in management fees payable	(4,254)	(22,365)
Decrease in fees payable	(4,245)	(19,947)

Net cash provided by operating activities	883,806	3,387,508

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	1,161,386	204,420
Redemptions, net of change in redemptions payable	(2,570,731)	(1,669,112)

Net cash used in financing activities	(1,409,345)	(1,464,692)

Net increase (decrease) in cash	(525,539)	1,922,816
Cash, beginning of period	1,707,327	978,811

Cash, end of period	$1,181,788	$2,901,627

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. – SERIES A and SUPERFUND GOLD, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2013

SUPERFUND GOLD, L.P.

1.	Nature of operations

Organization and Business

Superfund Gold, L.P., a Delaware limited partnership (the “Fund”), commenced operations on April 1, 2009. The Fund was organized to trade speculatively in the United States and international commodity futures and forward markets using a strategy developed by Superfund Capital Management, Inc. (“Superfund Capital Management”), the general partner and trading advisor of the Fund. The Fund has issued two series of units of limited partnership interest (“Units”), each with a subseries, Series A-1/A-2 and Series B-1/B-2 (each a “Series”). Series A-1/A-2 and Series B-1/B-2 are traded and managed the same way, with the exception of the degree of leverage. Series B implements the Fund’s futures and forward trading program at a leverage level equal to approximately 1.5 times that implemented on behalf of Series A. Over the long term (periods of several years), the targeted average ratio of margin to equity for Series A is approximately 20% and approximately 30% for Series B. The leverage with which each of the Series is traded is the only difference between the Series. Sub-Series within a Series are not managed differently. Rather, Series A-1 Units and Series B-1 Units are subject to selling commissions. Series A-2 Units and Series B-2 Units are not subject to selling commissions but are available exclusively to: (i) investors participating in selling agent asset-based or fixed-fee investment programs or a registered investment adviser’s asset-based fee or fixed-fee advisory program through which an investment adviser recommends a portfolio allocation to the Fund and for which Superfund USA, LLC (“Superfund USA”) serves as selling agent, (ii) investors who purchased the Units through Superfund USA or an affiliated broker and who are commodity pools operated by commodity pool operators registered as such with the Commodity Futures Trading Commission and (iii) investors who have paid the maximum selling commission on their Series A-1 or Series B-1 Units (by re-designation of such Units as Series A-2 Units or Series B-2 Units as described herein). The foregoing eligibility requirements and selling commissions are the only differences between the Sub-Series within a Series.

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

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Operations as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting – Balance Sheet.

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of September 30, 2013, the Fund had on deposit $5,112,364 at ADM Investor Services, Inc., $3,225,763 at Barclays Capital Inc. and $1,120,513 at Citigroup Global Markets Inc. As of September 30, 2013, Series A had on deposit $3,044,411 at ADM Investor Services, Inc., $1,981,566 at Barclays Capital Inc. and $605,471 at Citigroup Global Markets Inc. As of September 30, 2013, Series B had on deposit $2,067,953 at ADM Investor Services, Inc., $1,244,197 at Barclays Capital Inc. and $515,042 at Citigroup Global Markets Inc.

Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC Topic 740, Income Taxes (“ASC 740”), to the Fund to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, Superfund Capital Management has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. Superfund Capital Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2010 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarters ended September 30, 2013 and September 30, 2012, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2013 and December 31, 2012:

Superfund Gold, L.P.

	Balance September 30, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$47	$—	$47	$—
Futures contracts purchased	278,677	278,677	—	—
Futures contracts sold	142,973	142,973	—	—

Total Assets Measured at Fair Value	$421,697	$421,650	$47	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$18	$—	$18	$—
Futures contracts purchased	436,413	436,413	—	—
Futures contracts sold	116,283	116,283	—	—

Total Liabilities Measured at Fair Value	$552,714	$552,696	$18	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$182,189	$—	$182,189	$—
Futures contracts purchased	30,068	30,068	—	—
Futures contracts sold	155,131	155,131	—	—

Total Assets Measured at Fair Value	$367,388	$185,199	$182,189	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$101,789	$—	$101,789	$—
Futures contracts purchased	89,610	89,610	—	—

Total Liabilities Measured at Fair Value	$191,399	$89,610	$101,789	$—

Superfund Gold, L.P. – Series A

	Balance September 30, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$19	$—	$19	$—
Futures contracts purchased	158,568	158,568	—	—
Futures contracts sold	79,379	79,379	—	—

Total Assets Measured at Fair Value	$237,966	$237,947	$19	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$10	$—	$10	$—
Futures contracts purchased	254,950	254,950	—	—
Futures contracts sold	68,567	68,567	—	—

Total Liabilities Measured at Fair Value	$323,527	$323,517	$10	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$111,557	$—	$111,557	$—
Futures contracts sold	85,248	85,248	—	—

Total Assets Measured at Fair Value	$196,805	$85,248	$111,557	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$60,610	$—	$60,610	$—
Futures contracts purchased	89,610	89,610	—	—

Total Liabilities Measured at Fair Value	$150,220	$89,610	$60,610	$—

Superfund Gold, L.P. – Series B

	Balance September 30, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$28	$—	$28	$—
Futures contracts purchased	120,109	120,109	—	—
Futures contracts sold	63,594	63,594	—	—

Total Assets Measured at Fair Value	$183,731	$183,703	$28	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$8	$—	$8	$—
Futures contracts purchased	181,463	181,463	—	—
Futures contracts sold	47,716	47,716	—	—

Total Liabilities Measured at Fair Value	$229,187	$229,179	$8	$—

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$70,632	$—	$70,632	$—
Futures contracts purchased	30,068	30,068	—	—
Futures contracts sold	69,883	69,883	—	—

Total Assets Measured at Fair Value	$170,583	$99,951	$70,632	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$41,179	$—	$41,179	$—

Total Liabilities Measured at Fair Value	$41,179	$—	$41,179	$—

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

Derivative instruments held by the Fund do not qualify as derivative instruments held as hedging instruments, as defined in ASC 815. Instead, the Fund includes derivative instruments in its trading activity. Per the requirements of ASC 815, the Fund discloses the gains and losses on its trading activities for both derivative and nonderivative instruments in the Statements of Operations for each Series.

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

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of September 30, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2013	Liability Derivatives at September 30, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$47	$—	$47
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(18)	(18)
Futures contracts	Futures contracts purchased	278,677	(436,413)	(157,736)
Futures contracts	Futures contracts sold	142,973	(116,283)	26,690

Totals		$421,697	$(552,714)	$(131,017)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$182,189	$—	$182,189
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(101,789)	(101,789)
Futures contracts	Futures contracts purchased	30,068	(89,610)	(59,542)
Futures contracts	Futures contracts sold	155,131	—	155,131

Totals		$367,388	$(191,399)	$175,989

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(27,189)	$4,601
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(1,485,693)	2,028,308

Total		$(1,512,882)	$2,032,909

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(302,903)	$(80,371)
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(1,712,143)	(226,635)

Total		$(2,015,046)	$(307,006)

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(435,379)	$193,387
Futures contracts	Net realized/unrealized gain on futures and forward contracts	913,646	978,434

Total		$478,267	$1,171,821

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$286,444	$(41,850)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(687,892)	3,666,843

Total		$(401,448)	$3,624,993

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$47	0.0	*	$(4)	(0.0)*	$—	—		$(14)	(0.0	)*	$29
Currency	109,257	0.8		(22,291)	(0.2)	1,582	0.0	*	(4,450)	(0.0	)*	84,098
Financial	117,078	0.8		(5,488)	(0.1)	1,070	0.0	*	(4,641)	(0.0	)*	108,019
Food & Fiber	7,366	0.1		(2,467)	(0.0)*	46,259	0.3		—	—		51,158
Indices	38,129	0.3		(202,527)	(1.4)	—	—		—	—		(164,398)
Metals	5,918	0.0	*	(123,190)	(0.9)	3,457	0.0	*	(76,641)	(0.6)		(190,456)
Energy	650	0.0	*	(75,321)	(0.5)	90,604	0.7		(30,550)	(0.2)		(14,617)
Livestock	280	0.0	*	(5,130)	(0.0)*	—	—		—	—		(4,850)

Totals	$278,725	2.0		$(436,418)	(3.1)	$142,972	1.0		$(116,296)	(0.8)		$(131,017)

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$181,362	0.8	$(16,748)	(0.1)	$827	0.0	*	$(85,041)	(0.4)	$80,400
Currency	80,981	0.4	(91,145)	(0.4)	260,503	1.2		(2,294)	(0.0)*	248,045
Financial	172,165	0.8	(15,042)	(0.1)	1,613	0.0	*	—	—	158,736
Food & Fiber	—	—	—	—	123,461	0.5		(3,116)	(0.0)*	120,345
Indices	365,180	1.6	(95,225)	(0.4)	—	—		(504)	(0.0)*	269,451
Metals	88,702	0.4	(658,888)	(2.9)	226,985	1.0		(448,613)	(2.0)	(791,814)
Energy	94,444	0.4	(714)	(0.0)*	194,796	0.9		(197,700)	(0.9)	90,826

Totals	$982,834	4.4	$(877,762)	(3.9)	$808,185	3.6		$(737,268)	(3.3)	$175,989

*	Due to rounding

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	12	11	$21,907	$26,115

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	341	178
Financial	860	1,187
Food & Fiber	59	102
Indices	1,211	282
Metals	339	199
Energy	304	227
Livestock	38	80

Total	3,164	2,266

*	Based on quarterly holdings

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	86	58	$179,828	$338,488

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	917	869
Financial	2,798	533
Food & Fiber	40	69
Indices	1,622	689
Metals	644	206
Energy	464	308
Livestock	28	89

Total	6,599	2,821

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(27,189)	$4,601	$(22,588)
Currency	(451,746)	267,657	(184,089)
Financial	23,964	58,049	82,013
Food & Fiber	(78,659)	(11,557)	(90,216)
Indices	484,005	(175,746)	308,259
Metals	(1,212,983)	1,972,076	759,093
Livestock	(99,970)	(8,040)	(108,010)
Energy	(150,304)	(74,131)	(224,435)

Total net trading gains (losses)	$(1,512,882)	$2,032,909	$520,027

	For the Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(302,903)	$(80,371)	$(383,274)
Currency	(665,324)	(163,947)	(829,271)
Financial	165,012	(50,717)	114,295
Food & Fiber	(632,359)	(69,187)	(701,546)
Indices	2,128,610	(433,849)	1,694,761
Metals	(2,666,477)	601,358	(2,065,119)
Livestock	113,450	(4,850)	108,600
Energy	(155,055)	(105,443)	(260,498)

Total net trading losses	$(2,015,046)	$(307,006)	$(2,322,052)

	For the Three Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(435,379)	$193,387	$(241,992)
Currency	(723,348)	(176,540)	(899,888)
Financial	379,116	231,909	611,025
Food & Fiber	348,496	12,076	360,572
Indices	147,234	(540,502)	(393,268)
Metals	1,558,127	1,451,467	3,009,594
Livestock	(82,950)	(77,591)	(160,541)
Energy	(713,029)	77,615	(635,414)

Total net trading gains	$478,267	$1,171,821	$1,650,088

	For the Nine Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$286,444	$(41,850)	$244,594
Currency	(1,565,482)	(409,190)	(1,974,672)
Financial	843,671	218,877	1,062,548
Food & Fiber	(526,221)	(57,989)	(584,210)
Indices	106,786	(621,795)	(515,009)
Metals	(1,011,165)	4,586,528	3,575,363
Livestock	124,155	(124,731)	(576)
Energy	1,340,364	75,143	1,415,507

Total net trading gains (losses)	$(401,448)	$3,624,993	$3,223,545

Superfund Gold, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of September 30, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2013	Liability Derivatives at September 30, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$19	$—	$19
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(10)	(10)
Futures contracts	Futures contracts purchased	158,568	(254,950)	(96,382)
Futures contracts	Futures contracts sold	79,379	(68,567)	10,812

Totals		$237,966	$(323,527)	$(85,561)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$111,557	$—	$111,557
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(60,610)	(60,610)
Futures contracts	Futures contracts purchased	—	(89,610)	(89,610)
Futures contracts	Futures contracts sold	85,248	—	85,248

Totals		$196,805	$(150,220)	$46,585

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(18,978)	$5,708
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(952,820)	1,340,479

Total		$(971,798)	$1,346,187

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(180,050)	$(50,938)
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(1,483,295)	(81,208)

Total		$(1,663,345)	$(132,146)

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(242,724)	$104,711
Futures contracts	Net realized/unrealized gain on futures and forward contracts	595,314	700,358

Total		$352,590	$805,069

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$134,463	$(20,538)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(420,813)	2,455,094

Total		$(286,350)	$2,434,556

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$19	0.0	*	$(2)	(0.0)*	$—	—		$(8)	(0.0	)*	$9
Currency	62,069	0.7		(11,443)	(0.1)	1,043	0.0	*	(2,225)	(0.0	)*	49,444
Financial	67,125	0.7		(2,834)	(0.0)*	1,070	0.0	*	(2,597)	(0.0	)*	62,764
Food & Fiber	4,061	0.0		(1,842)	(0.0)*	25,717	0.3		—	—		27,936
Indices	22,100	0.2		(117,183)	(1.3)	—	—		—	—		(95,083)
Metals	2,934	0.0	*	(73,000)	(0.8)	1,870	0.0	*	(46,105)	(0.5)		(114,301)
Energy	—	—		(45,419)	(0.5)	49,679	0.5		(17,640)	(0.2)		(13,380)
Livestock	280	0.0	*	(3,230)	(0.0)*	—	—		—	—		(2,950)

Totals	$158,588	1.7		$(254,953)	(2.7)	$79,379	0.8		$(68,575)	(0.7)		$(85,561)

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$111,070	0.7	$(9,470)	(0.1)	$487	0.0	*	$(51,140)	(0.3)	$50,947
Currency	47,906	0.4	(53,895)	(0.4)	147,619	1.0		(1,338)	(0.0)*	140,292
Financial	101,664	0.7	(8,770)	(0.1)	1,033	0.0	*	—	—	93,927
Food & Fiber	—	—	—	—	71,612	0.5		(1,733)	(0.0)*	69,879
Indices	220,513	1.5	(56,336)	(0.4)	—	—		(277)	(0.0)*	163,900
Metals	50,177	0.3	(444,540)	(2.9)	132,145	0.9		(257,418)	(1.7)	(519,636)
Energy	54,057	0.4	(386)	(0.0)*	105,825	0.7		(112,220)	(0.8)	47,276

Totals	$585,387	4.0	$(573,397)	(3.9)	$458,721	3.1		$(424,126)	(2.8)	$46,585

*	Due to rounding

Superfund Gold, L.P. – Series A average* monthly contract volume by market sector as of quarter ended September 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	8	8	$13,238	$18,007

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	194	100
Financial	481	662
Food & Fiber	34	56
Indices	678	163
Metals	203	113
Energy	179	129
Livestock	22	45

Total	1,799	1,276

*	Based on quarterly holdings

Superfund Gold, L.P. – Series A average* monthly contract volume by market sector as of quarter ended September 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	45	30	$99,466	$188,230

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	500	468
Financial	1,513	289
Food & Fiber	21	39
Indices	894	367
Metals	359	110
Energy	253	168
Livestock	15	48

Total	3,600	1,519

*	Based on quarterly holdings

Superfund Gold, L.P. – Series A trading results by market sector:

	For the Three Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(18,978)	$5,708	$(13,270)
Currency	(264,857)	156,889	(107,968)
Financial	5,967	35,744	41,711
Food & Fiber	(48,610)	(4,034)	(52,644)
Indices	264,520	(100,981)	163,539
Metals	(761,347)	1,305,587	544,240
Livestock	(53,590)	(6,490)	(60,080)
Energy	(94,903)	(46,236)	(141,139)

Total net trading gains (losses)	$(971,798)	$1,346,187	$374,389

	For the Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(180,050)	$(50,938)	$(230,988)
Currency	(386,729)	(90,848)	(477,577)
Financial	123,993	(31,163)	92,830
Food & Fiber	(367,563)	(41,943)	(409,506)
Indices	1,229,408	(258,983)	970,425
Metals	(2,008,889)	405,335	(1,603,554)
Livestock	66,360	(2,950)	63,410
Energy	(139,875)	(60,656)	(200,531)

Total net trading losses	$(1,663,345)	$(132,146)	$(1,795,491)

	For the Three Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(242,724)	$104,711	$(138,013)
Currency	(392,736)	(97,992)	(490,728)
Financial	202,544	125,242	327,786
Food & Fiber	182,618	5,801	188,419
Indices	102,522	(301,944)	(199,422)
Metals	938,160	963,045	1,901,205
Livestock	(44,540)	(42,224)	(86,764)
Energy	(393,254)	48,430	(344,824)

Total net trading gains	$352,590	$805,069	$1,157,659

	For the Nine Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$134,463	$(20,538)	$113,925
Currency	(809,836)	(222,169)	(1,032,005)
Financial	475,341	120,274	595,615
Food & Fiber	(285,275)	(30,470)	(315,745)
Indices	129,879	(335,085)	(205,206)
Metals	(704,875)	2,939,233	2,234,358
Livestock	62,477	(66,924)	(4,447)
Energy	711,476	50,235	761,711

Total net trading gains (losses)	$(286,350)	$2,434,556	$2,148,206

Superfund Gold, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of September 30, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2013	Liability Derivatives at September 30, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$28	$—	$28
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(8)	(8)
Futures contracts	Futures contracts purchased	120,109	(181,463)	(61,354)
Futures contracts	Futures contracts sold	63,594	(47,716)	15,878

Totals		$183,731	$(229,187)	$(45,456)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$70,632	$—	$70,632
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(41,179)	(41,179)
Futures contracts	Futures contracts purchased	30,068	—	30,068
Futures contracts	Futures contracts sold	69,883	—	69,883

Totals		$170,583	$(41,179)	$129,404

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(8,211)	$(1,107)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(532,873)	687,829

Total		$(541,084)	$686,722

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(122,853)	$(29,433)
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(228,848)	(145,427)

Total		$(351,701)	$(174,860)

Effects of Derivative Instruments on the Statement of Operations for the three months ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(192,655)	$88,676
Futures contracts	Net realized/unrealized gain on futures and forward contracts	318,332	278,076

Total		$125,677	$366,752

Effects of Derivative Instruments on the Statement of Operations for the nine months ended September 30, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$151,981	$(21,312)
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(267,079)	1,211,749

Total		$(115,098)	$1,190,437

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$28	0.0	*	$(2)	(0.0)*	$—	—		$(6)	(0.0)*	$20
Currency	47,188	1.0		(10,848)	(0.2)	539	0.0	*	(2,225)	(0.1)	34,654
Financial	49,953	1.0		(2,654)	(0.1)	—	—		(2,044)	(0.0)*	45,255
Food & Fiber	3,305	0.1		(625)	(0.0)*)	20,542	0.4		—	—	23,222
Indices	16,029	0.3		(85,344)	(1.8)	—	—		—	—	(69,315)
Metals	2,984	0.1		(50,190)	(1.0)	1,587	0.0	*	(30,536)	(0.6)	(76,155)
Energy	650	0.0	*	(29,902)	(0.6)	40,925	0.9		(12,910)	(0.3)	(1,237)
Livestock	—	—		(1,900)	(0.0)*	—	—		—	—	(1,900)

Totals	$120,137	2.5		$(181,465)	(3.7)	$63,593	1.3		$(47,721)	(1.0)	$(45,456)

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$70,292	1.0	$(7,278)	(0.1)	$340	0.0	*	$(33,901)	(0.5)	$29,453
Currency	33,075	0.5	(37,250)	(0.5)	112,884	1.5		(956)	(0.0)*	107,753
Financial	70,501	1.0	(6,272)	(0.1)	580	0.0	*	—	—	64,809
Food & Fiber	—	—	—	—	51,849	0.7		(1,383)	(0.0)*	50,466
Indices	144,667	2.0	(38,889)	(0.6)	—	—		(227)	(0.0)*	105,551
Metals	38,525	0.5	(214,348)	(3.0)	94,840	1.3		(191,195)	(2.7)	(272,178)
Energy	40,387	0.6	(328)	(0.0)*	88,971	1.3		(85,480)	(1.2)	43,550

Totals	$397,447	5.6	$(304,365)	(4.3)	$349,464	4.8		$(313,142)	(4.4)	$129,404

*	Due to rounding

Superfund Gold, L.P. – Series B average* monthly contract volume by market sector as of quarter ended September 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	4	3	$8,669	$8,108

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	147	78
Financial	379	525
Food & Fiber	25	46
Indices	533	119
Metals	136	86
Energy	125	98
Livestock	16	35

Total	1,365	990

*	Based on quarterly holdings

Superfund Gold, L.P. – Series B average* monthly contract volume by market sector as of quarter ended September 30, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	41	28	$80,362	$150,258

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	417	401
Financial	1,285	244
Food & Fiber	19	30
Indices	728	322
Metals	285	96
Energy	211	140
Livestock	13	41

Total	1,777	1,302

*	Based on quarterly holdings

Superfund Gold, L.P. – Series B trading results by market sector:

	For the Three Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(8,211)	$(1,107)	$(9,318)
Currency	(186,889)	110,768	(76,121)
Financial	17,997	22,305	40,302
Food & Fiber	(30,049)	(7,523)	(37,572)
Indices	219,485	(74,765)	144,720
Metals	(451,636)	666,489	214,853
Livestock	(46,380)	(1,550)	(47,930)
Energy	(55,401)	(27,895)	(83,296)

Total net trading gains (losses)	$(541,084)	$686,722	$145,638

	For the Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(122,853)	$(29,433)	$(152,286)
Currency	(278,595)	(73,099)	(351,694)
Financial	41,019	(19,554)	21,465
Food & Fiber	(264,796)	(27,244)	(292,040)
Indices	899,202	(174,866)	724,336
Metals	(657,588)	196,023	(461,565)
Livestock	47,090	(1,900)	45,190
Energy	(15,180)	(44,787)	(59,967)

Total net trading losses	$(351,701)	$(174,860)	$(526,561)

	For the Three Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(192,655)	$88,676	$(103,979)
Currency	(330,612)	(78,548)	(409,160)
Financial	176,572	106,667	283,239
Food & Fiber	165,878	6,275	172,153
Indices	44,712	(238,558)	(193,846)
Metals	619,967	488,422	1,108,389
Livestock	(38,410)	(35,367)	(73,777)
Energy	(319,775)	29,185	(290,590)

Total net trading gains	$125,677	$366,752	$492,429

	For the Nine Months Ended September 30, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$151,981	$(21,312)	$130,669
Currency	(755,646)	(187,021)	(942,667)
Financial	368,330	98,603	466,933
Food & Fiber	(240,946)	(27,519)	(268,465)
Indices	(23,093)	(286,710)	(309,803)
Metals	(306,290)	1,647,295	1,341,005
Livestock	61,678	(57,807)	3,871
Energy	628,888	24,908	653,796

Total net trading gains (losses)	$(115,098)	$1,190,437	$1,075,339

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of September 30, 2013 and December 31, 2012, there were no amounts due to brokers.

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

8.	Financial highlights

Financial highlights for the period January 1 through September 30, 2013 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	(19.1)%	(17.8)%	(15.1)%	(13.8)%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	(19.1)%	(17.8)%	(15.1)%	(13.8)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	5.1%	3.6%	5.9%	4.5%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	5.1%	3.6%	5.9%	4.5%

Net investment loss	(5.1)%	(3.6)%	(5.8)%	(4.5)%

Net asset value per unit, beginning of period	$1,423.03	$1,577.45	$1,110.58	$1,187.13
Net investment loss	(68.50)	(54.20)	(64.34)	(52.58)
Net loss on investments	(202.96)	(227.36)	(102.87)	(110.86)

Net asset value per unit, end of period	$1,151.57	$1,295.89	$943.37	$1,023.69

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(262.57)	$(278.65)	$(143.67)	$(168.47)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(271.46)	$(281.56)	$(167.21)	$(163.44)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.

Financial highlights for the period January 1 through September 30, 2012 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees and MF Global reserve	7.6%	9.3%	3.9%	5.5%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.0%	0.0%	(0.1)%	(0.1)%

Total return after incentive fees	7.6%	9.3%	3.8%	5.4%

Ratios to average partners’ capital**
Operating expenses before incentive fees	5.4%	3.9%	6.2%	4.6%
Incentive fees	0.0%	0.0%	0.0%	0.0%
MF Global reserve	0.0%	0.0%	0.1%	0.1%

Total expenses	5.4%	3.9%	6.3%	4.7%

Net investment loss	(5.4)%	(3.8)%	(6.1)%	(4.7)%

Net asset value per unit, beginning of period	$1,496.15	$1,625.63	$1,241.61	$1,300.90
Net investment loss	(85.75)	(67.18)	(80.78)	(64.59)
Net gain on investments	199.36	217.06	128.74	135.25

Net asset value per unit, end of period	$1,609.76	$1,775.51	$1,289.57	$1,371.56

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$112.40	$151.90	$58.96	$88.63

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$113.61	$149.88	$47.96	$70.66

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.

Financial highlights for the period July 1 through September 30, 2013 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	1.6%	2.1%	0.0%	0.5%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	1.6%	2.1%	0.0%	0.5%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.7%	1.1%	1.8%	1.3%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	1.7%	1.1%	1.8%	1.3%

Net investment loss	(1.6)%	(1.1)%	(1.8)%	(1.3)%

Net asset value per unit, beginning of period	$1,133.88	$1,269.60	$943.26	$1,018.45
Net investment loss	(19.56)	(15.09)	(18.02)	(14.15)
Net gain on investments	37.25	41.38	18.13	19.39

Net asset value per unit, end of period	$1,151.57	$1,295.89	$943.37	$1,023.69

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$23.70	$35.49	$9.37	$14.66

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$17.69	$26.29	$0.11	$5.24

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.

Financial highlights for the period July 1 through September 30, 2012 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	5.1%	5.6%	3.2%	3.8%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total return after incentive fees	5.1%	5.6%	3.2%	3.8%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.8%	1.3%	2.1%	1.6%
Incentive fees	0.0%	0.0%	0.0%	0.0%

Total expenses	1.8%	1.3%	2.1%	1.6%

Net investment loss	(1.8)%	(1.3)%	(2.1)%	(1.6)%

Net asset value per unit, beginning of period	$1,531.42	$1,680.65	$1,249.01	$1,321.78
Net investment loss	(28.25)	(22.11)	(26.46)	(21.25)
Net gain on investments	106.59	116.97	67.02	71.03

Net asset value per unit, end of period	$1,609.76	$1,775.51	$1,289.57	$1,371.56

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$78.40	$95.16	$41.01	$49.78

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$78.34	$94.86	$40.56	$49.78

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $421,650 and $552,696, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $47 and $18, respectively, at September 30, 2013.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $237,948 and $323,518, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $19 and $10, respectively, at September 30, 2013.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $183,702 and $229,178, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $28 and $8, respectively, at September 30, 2013.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc. and Citigroup Global Markets Inc.

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

The majority of these instruments mature within one year of September 30, 2013. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2013, subscriptions totaling $303,437 in the Fund have been accepted and redemptions over the same period totaled $2,111,753. For the quarter ended September 30, 2013, subscriptions totaling $70,041 in Series A-1, $75,707 in Series A-2, $0 in Series B-1, and $157,689 in Series B-2 have been accepted and redemptions over the same period totaled $974,014 in Series A-1, $292,634 in Series A-2, $305,037 in Series B-1 and $540,068 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward contracts using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013

Series A:

Net results for the quarter ended September 30, 2013 were a gain of 1.6% in net asset value for Series A-1 and a gain of 2.1% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $212,891. This increase consisted of interest income of $294, other income of $33, trading gains of $374,389 and total expenses of $161,825. Expenses included $59,592 in management fees, $19,864 in operating expenses, $42,149 in selling commissions, $38,878 in brokerage commissions and $1,342 in other expenses. At September 30, 2013, the net asset value per Unit of Series A-1 was $1,151.57 and the net asset value per Unit of Series A-2 was $1,295.89.

Series B:

Net results for the quarter ended September 30, 2013 were a gain of slightly more than 0.0% in net asset value for Series B-1 and a gain of 0.5% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $61,619. This increase consisted of interest income of $136, trading gains of $145,638 and total expenses of $84,167. Expenses included $30,823 in management fees, $10,274 in operating expenses, $11,095 in selling commissions, $29,633 in brokerage commissions and $2,342 in other expenses. At September 30, 2013, the net asset value per Unit of Series B-1 was $943.37 and the net asset value per Unit of Series B-2 was $1,023.69.

Fund results for 3rd Quarter 2013:

The Fund’s managed futures strategies produced negative returns in September. The Fund’s long positions in the energy sector hurt performance as natural gas futures continued to retrace from near three-month highs amid reduced anticipated demand based on U.S. weather forecasts. The Fund’s long positions in the metals markets also underperformed as gold futures tumbled following a report that U.S. jobless claims fell to the lowest level since April 2006. Gold and silver continued to decline on concerns over a possible shutdown of the U.S. government in October. The Fund’s positions in the bonds sector produced favorable returns as Japan’s inflation rate soared to its highest level since 2008. The Fund’s perpetual long gold position negatively impacted performance in September.

In August, the Fund’s managed futures strategies underperformed as gold and silver continued its recovery from the previous month on news that U.S. home sales fell below consensus forecast indicating that the Fed will continue its stimulus program. The Fund’s short positions in the grain markets lost ground as soybeans rose to a nine-month high. The Fund’s long positions in crude yielded positive results as prices rose at the end of the month to its highest level since April 2011. Crude’s rally coincided with signs of accelerating economic growth in Europe and the contemplation of Western military action against Syria. The Fund’s perpetual long gold position had a positive impact on performance in August.

The Fund’s managed futures strategies produced slightly negative returns in July. The Fund’s short positions in the metals and bonds markets suffered as the market weighed the U.S. Federal Reserve’s (the “Fed”) next move on monetary stimulus against the prospects for demand amid higher prices. Gold also recovered from a three-year low on news that the Fed would only start phasing out the stimulus once the economy was strong enough to stand on its own. This news allayed fears of imminent cuts to the Fed’s monthly bond purchases. The losses from the Fund’s metals and bond positions was partly offset by gains from the Fund’s long positions in the energy sector as U.S. Energy Information Administration data showed oil inventories feel for a fourth consecutive week. The Fund’s perpetual long gold position had a positive effect on performance in July.

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

Fund results for 2nd Quarter 2013:

The Fund’s strategies produced negative returns in June, driven primarily by losses from the Fund’s allocation to energies markets as U.S. Department of Energy data showed higher than expected oil inventories. These losses were tempered slightly by gains experienced from the Fund’s metals positions, as gold and silver each dropped to its lowest level in over two years. The Fund’s allocation to the bonds markets also produced positive returns as a rise in the U.S. dollar produced sharp downward pressure on interest rate products. Based on the aforementioned decrease in price, the Fund’s perpetual long gold position negatively affected performance in June.

In May, the Fund yielded disappointing results due primarily to its positions in the bonds and energy sectors. The Fund’s long natural gas positions negatively affected performance amid reports from the U.S. Energy Information Administration of rising inventories. The U.S. Environmental Protection Agency also issued reports that downplayed the environmental impact of natural gas fracking. The Fund’s long soybean positions produced sold returns in May as China, the world’s largest soybean consumer, continued to show increased demand. The Fund’s perpetual long gold position had a negative effect on performance amid speculation that the Fed will scale back its aggressive bond purchasing program.

In April, the Fund’s managed futures strategy posted positive returns amidst high volatility in several key markets. The Fund’s positions in the metals sector generated positive returns, as did its long natural gas positions. The Fund’s allocation to the grains sector suffered in April after the U.S. Department of Agriculture (“USDA”) reported that farmers had planted 2 million more acres of corn than expected. The Fund’s perpetual long gold position had a negative effect on performance as gold experienced its sharpest monthly decline since December 2011.

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

Fund results for 1st Quarter 2013:

In March, the Fund’s trading strategies produced positive returns. U.S. stock indices rose for a third consecutive month with the Standard and Poor’s 500 Index (the “S&P 500”) approaching an all-time high, leading to profitable returns for the Fund’s long positions. The Fund’s long positions in European long-term interest rate futures produced significant gains as investors feared the banking crisis in Cyprus could spill over into neighboring economies. Short positions in base metals added to positive returns as markets were pressured by the debt crisis in Europe, slumping Chinese stocks, and the rising U.S. dollar. The Fund also benefited from long natural gas positions as below normal temperatures forecasted for April lifted futures to an 18-month high. Larger than expected U.S. inventories and record projected planting acreage sent Chicago Board of Trade (“CBOT”) corn to limit down conditions on the last day of trading, resulting in losses for the Fund’s long positions across the grain sector. The Fund’s perpetual long gold position had a small positive effect on performance in March.

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

In January, the Fund produced positive returns to start 2013 with gains across multiple market sectors. The Fund’s strategies performed well in global equities as indices reached multi-year highs on growing investor optimism, producing profits for the Fund’s long positions. The Fund’s long positions in base metals produced favorable results with the rebound in the global economy leading to increased industrial demand. Long allocations across the energies sector also generated healthy returns for the Fund as improving global economic conditions lifted demand prospects while unrest across North Africa and the Middle East injected geopolitical risk premium. Growing global economic stability eroded demand for the safety of government securities in January, leading to negative returns for the Fund’s long positions in the bonds sector. Expectations for the removal of excess liquidity from the financial system led to losses for the Fund’s long positions in money market futures. The Fund’s perpetual long gold position negatively affected performance in January as positive economic metrics, fading inflation concerns, and prospects for an end to the Fed monetary stimulus led to the fourth straight monthly decline for gold.

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

Fund results for the 3rd Quarter 2012:

In September, the Fund’s trading strategies produced negative results as the expansion of accommodative policies by central bankers led investors to add risk. Optimism that followed the ECB’s decision to buy Spanish and Italian bonds was amplified by the Fed’s announcement of a third round of quantitative easing (“QE3”), lifting equities worldwide. The Fed revealed an open-ended plan to buy mortgage-backed securities while holding the federal funds rate near zero through at least mid-2015. The Bank of Japan’s (the “BOJ”) move to add 10 trillion yen to their asset purchase program and China’s openness to stimulus further supported stocks. Base metals climbed on hopes for increased demand while gold and silver benefited as inflation hedges. NY crude topped $100/bbl before growing stockpiles and the end of the summer driving season helped to reverse the trend. Natural gas rallied to a 2012 high on below normal gains in inventory ahead of the winter heating season. The Fund’s short-term strategies posted mixed results with gains in metals and losses in currencies. The Fund’s bond positions produced moderate losses in September as central bank intervention drove market movement. German bund yields climbed sharply as the ECB’s plan to purchase Italian and Spanish debt reduced safe-haven demand. Bund futures reached 3-month lows before concern over austerity measures within Spain’s 2013 budget and its ability to cooperate with the ECB sparked anxieties and reversed the move. After dipping 1.5%, U.S. 10-year note futures recovered to nearly unchanged on higher than expected U.S.

jobless claims. The BOJ also eased, adding 10 trillion yen to its existing asset purchase program, suppressing Japanese Government Bonds (“JGB”) yields. The Fund’s allocation to currencies underperformed in September as the U.S. dollar lost ground against all major currencies in response to the Fed stimulus. Market expectations for QE3 proved to be correct as a weak employment data prompted further injections of liquidity. The Fed moved its focus to the mortgage market, announcing open-ended monthly purchases of $40 billion in mortgage backed securities. The ECB implemented a broad bond purchase program but stopped short of lowering interest rates. These moves prompted a decline in the U.S. dollar versus the euro (+2.2%) and the British pound versus the U.S. dollar (+1.6%). The Canadian dollar (+0.3%) strengthened versus the U.S. dollar as jobs data was better-than-expected. In Japan, the expansion of the BOJ’s bond purchase program led to volatile month for the yen (+0.5% versus the U.S. dollar). The Fund’s positions in the metals sector generated positive results in September as plans for open-ended asset purchases by U.S. and European central bankers and new infrastructure spending in China lifted both precious and base metal alike. Disappointing U.S. jobs data fueled growing expectations for monetary stimulus while China’s approval of new infrastructure spending supported metals early. Metals spiked higher following the announcement of QE3 with LME Aluminum (+11.3%) posting 11 consecutive gains, its longest rally in 25 years. LME and COMEX copper gained 7.7% and 8.7% respectively on anticipated raw material demand. Labor unrest in South Africa forced the closure of mines owned by Anglo American Platinum, the world’s top producer. Platinum was up 19.2% since August 16, 2012. The Fund’s allocations to the energies sector yielded disappointing results in September as the 30% climb in crude since June, 2012 abruptly reversed on demand concerns and a build in supplies. Saudi Arabia’s commitment to increase production, concern over a Spanish bailout and a reduced profit outlook from economic bellwether Fedex sent prices lower. The September 19, 2012 inventory report showed a build of +8.53M bbl, culminating in a 4.4% decline for crude. Gasoline strengthened against crude, climbing 1.2%, as refining capacity remained constrained. Heating oil also gained as the winter heating season draws near. Natural gas (+12.1%) finished at 2012 highs on news that stockpiles will fall short of capacity prior to winter. The Fund’s perpetual long gold position produced strong results as investors flocked to gold in order to hedge away inflation risk brought on by the currency debasing polices of the ECB and the Fed. Gold’s attraction as a value store drove it 5.1% higher, reaching a 6-month high ($1,787/Troy oz). The quarterly gain of 11% was its best since June of 2010.

In August, apart from its perpetual long gold position, the Fund’s strategies produced moderately disappointing results as guidance from central bankers increased investor appetite for risk. ECB president Mario Draghi’s late July statement that the he would do “whatever it takes” to preserve the euro proved to be the driving force behind a rally in European equity markets. German Chancellor Angela Merkel reaffirmed her country’s support for the ECB’s approach, increasing expectations for monetary stimulus. U.S. equities rallied in tandem with Europe, aided by a series of positive economic data, with the Standard & Poor’s 500 (“S&P 500”) reaching a four-year high. Fed minutes released in advance of the highly anticipated Jackson Hole symposium revealed the Federal Open Market Committee’s (“FOMC”) intention to implement a third round of quantitative easing unless the strength and pace of economic recovery improves soon. Energy markets rallied markedly, lifted by U.S. and euro-zone optimism, heightened tensions in the Middle East, and the falling U.S. dollar. The drought gripping the U.S. Midwest drove corn and soybean to all-time highs. The Fund’s short-term strategies underperformed with losses in equities, energies and currencies. The Fund’s positions in equities underperformed in August as European leaders worked to improve the region’s fiscal position, reducing anxiety over euro-zone debt issues. Yields in Spain and Italy fell back on increasing expectations that the ECB will take action to avoid default. Equities in the United Kingdom (“U.K.”) (+1.8%), Italy (+8.9%), and Spain (+10.5%) all finished with gains in spite of weak economic data. France (+3.6%) and Germany (+2.7%) managed to avoid recession during the second quarter, outperforming their neighbors in the European Union (the “EU”). In the U.S., the S&P 500 (+2.2%) also gained, posting a four-year high. Asian equities in Japan (+1.6%) and Taiwan (+3.3%) finished on the plus side while stocks in China (-4.3%) fell as exports slowed. The Fund’s bond positions posted disappointing results in August as U.S. treasuries sold off steadily throughout the first half of the month in response to positive economic data and euro-zone optimism. Retail sales rose for the first time in four months while an encouraging 1.8% gain in housing prices signaled a strengthening economy. Reduced demand for safe-haven assets lifted U.S. 10-year note yields to an intraday three-month high of 1.86% before falling after Fed minutes alluded to the possible need for further stimulus. Positive economic news in Europe also contributed to risk appetite with better-than-expected gross domestic product (“GDP”) data from Germany (+0.3%) and France (unchanged), pressuring German bunds. The Fund’s positions in the energies sector benefited in August as the uptrend in the crude oil complex that began in July continued. Stronger employment data in the U.S. and an easing of European economic fears boosted the crude market early on expectations for increased demand. Inventory reports showed both crude and heating oil shrunk with heating oil inventories falling to a seasonally adjusted 4-year low. Tensions in the Middle East showed no signs of abating as hostilities continued to escalate in Syria. Crude prices climbed 9.6% while heating oil rose 11.5%. Natural gas prices fell back sharply, -12.8% to $2.799 per million British thermal unit (“btu”), as the supply glut rose still further and temperatures moderated. The Fund’s allocation to currencies produced negative results in August. High expectations on the latest ECB meeting went unmet as little new information was revealed and rates were left unchanged. Germany’s firm support of the euro and Greece’s reaffirmed dedication to meeting bailout targets, bolstered confidence. As a result, both the euro (+2.2%) and British pound (+1.3%) gained ground versus the U.S. dollar. The U.S. dollar (-1.8%) was mostly weaker as the slow pace of U.S. growth prompted the FOMC to suggest that additional stimulus might be necessary to spur a sustainable recovery. The Australian dollar (-1.5%) fell as weakening Chinese demand threatened to dampen exports. The Japanese yen (-0.3%) lost ground early on weak economic data but quickly rebounded. The Fund’s perpetual long gold position posted strong gains in August as gold regained its preferred status as an inflationary hedge. Bulls betting on monetary easing were rewarded when Fed minutes predicted additional stimulus measures if the U.S. economy failed to show signs of durable growth soon. Gold had its best month since January, gaining 4.6%.

In July, the Fund’s trading strategies returned to positive territory as capital preservation was the primary goal for investors. Unsustainable debt in Spain had government officials considering all options including bailout, default, or even leaving the euro while Greece’s troika of creditors found the country to be falling short of budgetary targets required for their 240 billion euro rescue package. China’s growth slowed to 7.6%, a three-year low, prompting two rate cuts so far this year. Investors seeking refuge redirected cash into safe haven debt instruments, pushing yields to record lows. In the U.S., the Great Plains growing region is facing the worst drought since 1956. Less than one-third of the U.S. corn and soybean crop is in good condition, propelling both markets to all-time highs. The Fund’s short-term strategies produced mixed results with gains in interest rates and losses in metals. The Fund’s equity positions underperformed in July. Volatility persisted as the overhang of European economic difficulties and slowing global growth continued to weigh on markets. Spain’s Ibex35 (-4.0%) fell to its lowest point since 2003 while the Italian Mib40 (-3.0%) reached an all-time low, prompting regulators to reinstitute short-sale bans in both countries. In the U.S., the Dow Jones Industrial Average (the “Dow”) (+1.1%) was supported by a drop in jobless claims and encouraging durable goods data. In China (+1.1%), slowing growth prompted a second cut to its key lending rate while Japanese stocks (-3.7%) lost ground, pressured by the yen’s appreciation. The Fund’s bond positions were profitable in July as investors poured money into safe-haven debt instruments despite record low yields. Spain remains at the center of Europe’s economic woes with 10-year bond yields reaching 7.75%, a euro-era record. In response, investment into German bunds increased, which twice touched a record low yield of 1.127%. British Long Gilts (+2.3%) also benefited from safe-haven inflows as Bank of England officials announced another 50 billion pounds in quantitative easing. Robust demand for the safety of U.S. debt drove 10-year and 30-year yields to record lows as well, at 1.379% and 2.4405% respectively. The Fund’s allocation to short-term interest rates generated positive returns in July as markets welcomed action from the ECB while looking to the Fed to follow suit. The ECB cut its benchmark lending rate to a record low of 0.75% and its overnight deposit rate to 0% in an effort to stave off recession. Speculation for further cuts drove the Euribor rate to a record low of 0.401%. Markets expect the Fed may now reconsider cutting the IOER (interest on excess reserves) from 0.25% in order to incentivize banks to reallocate reserves away from the Fed and into higher yielding areas. Anticipation for an IOER cut, coordinated with additional Fed tools, lifted Eurodollar futures. The Fund’s allocation to currencies produced moderate gains in July as global economic uncertainly drove money flows into safe-haven sovereign currencies at the expense of the euro. A permanent solution to the debt issues that plague southern Europe remained elusive, pushing the euro to a two-year low versus the U.S. dollar ($1.2043/euro). The yen maintained its favored status, up 7.2% since mid-March, while the Aussie dollar (+2.9%) also remained strong. The Canadian dollar (+1.5%) approached parity with its U.S. counterpart on relative economic outperformance. The Fund’s strategies produced strong returns in grains in July as the U.S. Midwest is experiencing its worst drought in nearly six decades. As of July 30th, only 25% of the crop was in good condition, the lowest since 1988. The USDA lowered yield estimates 12% to and is expected to make another significant cut in August. December corn gained 27% in July and is 59% higher since mid-June. It is likely that later maturing soybeans will be equally affected by the drought. The most active corn and soybean contracts posted all-time highs of $8.20 1⁄2 and 16.91 1⁄2 a bushel respectively. The Fund’s positions in the metals sector underperformed in July as Comex gold continued to trade in a narrow range and global instability hurt base metal demand. LME warehouse zinc (-1.9%) supplies surpassed one million metric tons for the first time in 17 years while copper imports to China fell to a 10-month low. Comex copper declined 2.1%, closing at $341.75/lb. Gold was confined to a 4.6% range as traders awaited signals from central bankers towards easing policies. The Fund’s allocation to the energy sector yielded disappointing results in July as crude oil mounted a rally from the dramatic decline over the last several months. Short-covering helped to start prices moving up early in the month as speculators sought to lock in gains. Rising political tensions between Israel and Iran helped to reinforce the rally with unrest in Syria increasing the likelihood of a near-term supply disruption. RBOB gasoline (+6.9%) and heating oil (+5.4%) moved up sharply in step with crude, in spite of ample supplies. Natural gas (+13.6%) rebounded further from lows as hot weather drove up cooling demand from utilities. The Fund’s perpetual long gold position posted modest gains in July as gold remained bound to its established trading range, crossing the $1,600/troy oz. level ten times since early May. Forecasters disagree on market direction with bulls anticipating central bankers being forced to implement further monetary easing while bears cite waning interest and preference for the U.S. dollar.

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

Fund results for 2nd Quarter 2012:

In June, the Fund’s trading strategies yielded disappointing results as market sensitivity to European debt crisis news led to choppy market conditions. Investor focus remained on troubled European economies, with eyes turned to faltering Spain. Moody’s downgrade of Spanish sovereign debt was followed by rating reductions for numerous Spanish lenders. Depressed European indices reacted positively to EU summit agreements to reduce funding costs for Spain and Italy. U.S. stocks rallied in anticipation of QE3 but were disappointed as the Fedoffered only an extension of the Operation Twist program. Commodity demand remains weak as supplies build in base metals and energies. U.S. crude inventories are at their highest since 1990 as growth in consumption is met with greater gains in production. The Fund’s short-term trading strategies also underperformed. The Fund’s allocation to equities underperformed in June due to volatile and directionless trading as European economic conditions weighed on global markets. Uncertainty over Greek elections eased as pro-EU moderates prevailed while business confidence in Germany hit a two-year low. European equities rose at the end of the month, as EU summit leaders eased repayment terms for Spanish banks. In the U.S., the Dow rose 3.4% but gains were tempered by poor unemployment and weak consumer confidence. China reacted to slowing growth by cutting its key interest rate. The Australian SPI fell 0.4% despite surprise gains in GDP and employment, while the Japanese Nikkei climbed 5.6% on expectations for further stimulus. The Fund’s bond portfolio experienced losses in June as the recent rally stagnated due to a lack of substantial central bank stimulus. Investors hoping for new asset purchases from the Fed were disappointed as they chose only to expand their Operation Twist program by $267 billion. Europe’s bond rally also retreated as area-wide interest rates climbed in response to the increasingly insolvent Spanish banking sector. While bond rallies in the U.S. and Europe cooled, Japanese 10-year bond futures continued higher with yields reaching 0.79%, the lowest since 2003. The Fund’s allocation to currencies produced negative results in June as the U.S. dollar declined versus major currencies. The euro (+2.4% against the U.S. dollar) finished in positive territory while remaining under pressure due to the unresolved debt crisis. Spanish bank insolvency and unsustainable sovereign debt had sent the euro to 23-month low before regaining ground. The Swiss franc (+2.5%) gained against the dollar while holding steady against the euro. The British pound (+1.7%) rose versus the dollar after May’s sharp decline while also gaining favor versus the euro. The Fund’s grain allocations generated moderate losses in June as hot and dry conditions in the U.S. threatened to damage the largest projected corn crop since 1937. December corn surged 21.6% as the market digested rapidly deteriorating crop conditions. Soybeans (+12.4%) trailed corn higher, tempered by hopes that the later developing crop still has time to recover. The Fund’s positions in the metals sector generated moderately negative results in June as gains in short base metal positions were offset by losses in range-bound COMEX gold (-0.4%). Demand for base metals has suffered as Chinese growth has slowed and the broader world economy has failed to show significant signs of recovery. After spending nearly the entire month in negative territory, however, base metals took part in a global rally spurred by European leaders’ agreement on short-term measures to assist Spanish banks. The Fund’s allocation to the energy sector produced gains in June as weak demand and ample supplies pushed prices lower. Global economic weakness continues to be the key driver of prices near-term as slowing global growth has hurt overall energy demand. Crude oil touched an eight-month low of $77.28/bbl with supplies reaching 22-year highs. Gasoline (-3.5%) fell as U.S. supplies rose more than expected and demand remains soft. Heating oil (-0.4%) also suffered from a rise in inventories and warm temperatures. The Fund’s perpetual long gold position posted disappointing results in June as conflicting market influences produced trendless trading. The supportive effects of central bank reserve purchases, a weaker dollar and lackluster U.S. economic data were counteracted by the lack of new stimulus from the Fed and reduced demand out of India, the world’s top consumer.

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

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The U.S. dollar declined against major currencies as the “safety trade” unwound, accelerated by the Fed’s stated willingness to purchase additional bonds. Gold benefited from the dollar’s decline, posting a +10% gain, climbing solidly back above its 200-day moving average while base-metals surged on production cutbacks and anticipated Chinese demand. EU negotiations with Greece, initially promising, weighed on equity markets towards month-end as leaders debated terms of a second rescue package worth 500 billion euro. NYMEX gasoline trended higher throughout the month as supply concerns intensified due to multiple refinery closures while natural gas plummeted to a 10-year low on unseasonably warm winter temperatures and overabundant supply. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals, while the Fund’s perpetual long gold position produced significant gains for the month. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. In the U.S., minutes from the FOMC revealed the Fed’s commitment to maintain interest rates at or near zero through 2014. The ECB, having cut rates twice in the last three months, maintained rates at a record low of 1%, citing signs of stabilization. In the United Kingdom, the Bank of England also maintained a record low benchmark of 0.5%. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The euro reached a 17-month low before recovering on perceived EU debt negotiation progress. The Australian dollar sustained its climb on relative economic outperformance, attractive interest rates, and strength in commodity prices. South American currencies, which lost significant ground in 2011, advanced considerably against the U.S. dollar. The Japanese yen rallied sharply late, closing at a three-month high, as investors flocked to the currency given the short-term U.S. interest rate outlook. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish USDA figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. Wheat traded in tandem with corn, pressured by weak exports, ample supply, and favorable winter crop conditions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. Gasoline ended up (+7.3%) for the month, while an unusually warm winter and continued supply glut pushed natural gas to $2.231/btu, a 10-year low. The Fund experienced losses in NYMEX crude oil amid a directionless trade as prices were range-bound between $98 and $103 per barrel. The Fund’s perpetual long gold position produced sizable gains after the FOMC announced that interest rates would remain low through 2014, sparking U.S. dollar worries. The ongoing EU debt crisis also continues to keep the euro weak. The instability associated with these currencies provided strong support for safe-haven assets.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Fund present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2013 and December 31, 2012.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended September 30, 2013.

(c) Pursuant to the Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2013:

Series A-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2013	249.360	1,212.42
August 31, 2013	190.179	1,249.92
September 30, 2013	376.854	1,151.57

Total	816.393

Series A-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2013	106.168	1,359.82
August 31, 2013	84.127	1,404.22
September 30, 2013	23.250	1,295.89

Total	213.545

Series B-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2013	209.973	1,011.01
August 31, 2013	57.166	1,037.24
September 30, 2013	35.467	943.37

Total	302.606

Series B-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2013	490.820	1,093.42
August 31, 2013	3.021	1,123.67
September 30, 2013	0.000	1,023.69

Total	493.841

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013	SUPERFUND GOLD, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1