Form 10-K
period 2013-12-31
SUPERFUND GOLD, L.P.
filed 2014-03-27
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Prospectus dated May 1, 2013, included within the Post-Effective Amendment No. 1 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (File No. 333-179534), is incorporated by reference into Item 1 and Item 5.

PART I

Item 1. Business.

Superfund Gold, L.P. (the “Fund”) is a limited partnership which was organized on March 19, 2008 under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) under which it operates, the Fund offers two series of limited partnership units (the “Units”): Series A and Series B (each, a “Series”). Series B implements the Fund’s futures and forward trading program at a leverage level equal to approximately 1.5 times that implemented on behalf of Series A. Over the long term (periods of several years), the targeted average ratio of margin to equity for Series A is approximately 20% and approximately 30% for Series B. The leverage with which each of the Series is traded is the only difference between the Series.

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

The Fund operates as a commodity investment pool, whose purpose is speculative trading in the United States (“U.S.”) and international futures and forwards markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward contracts using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month and as periodically readjusted during each month to reflect the profits and losses from the Series’ futures and forward trading activities during the month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold. The general partner and trading manager of the Fund is Superfund Capital Management, Inc. (“Superfund Capital Management”), a Grenada corporation. Superfund Capital Management is registered as a commodity pool operator with the CFTC and is a member of the National Futures Association (“NFA”) and is therefore subject to the provisions of the Commodity Exchange Act, the regulations of the CFTC and the rules of the NFA.

Narrative Description of the Business

A description of the business of the Fund, including trading approach, rights and obligations of the Limited Partners, and compensation arrangements is contained in the Fund’s current Prospectus dated May 1, 2013, under “Summary,” “The Risks You Face,” “Superfund Capital Management, Inc.,” “Conflicts of Interest,” and “Charges” and such description is incorporated herein by reference from the Prospectus.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in certain futures contracts. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. In November 2011, the CFTC adopted a new position limits regime for 28 so-called “exempt” (i.e., metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. A U.S. District Court vacated the new position limits regime, but the CFTC proposed a new set of speculative position rules which are not yet finalized or effective. All accounts controlled by Superfund Capital Management, including the accounts of each Series, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit Superfund Capital Management may modify the trading decisions for the Fund or be forced to liquidate certain futures positions, possibly resulting in losses.

The Fund may also trade in dealer markets for forward and swap contracts. In addition, the Fund trades on foreign commodity exchanges, which are not currently subject to regulation by any U.S. government agency. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in July 2010. As a result of the rules being implemented by the CFTC pursuant to Dodd-Frank, the regulatory landscape affecting the Fund is evolving. For example, Dodd-Frank mandates that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by Dodd-Frank may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees including account maintenance fees.

The Fund itself has no employees. Rather it is operated by Superfund Capital Management. Superfund Capital Management employs approximately nine people on a full-time basis.

Item 1A. Risk Factors.

Not required.

Item 1B. Unresolved Staff Comments.

Not required.

Item 2. Properties.

The Fund does not own or use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and U.S. Treasury Bills. Superfund Capital Management’s office is located at Superfund Office Building, P.O. Box 1479, Grand Anse, St. George’s, Grenada, West Indies.

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

As of February 28, 2014, there were 329 holders of Series A-1 Units, 93 holders of Series A-2 Units, 57 holders of Series B-1 Units, and 79 holders of Series B-2 Units.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities during the year ended December 31, 2013. A description of the use of proceeds from the sale of registered securities is contained in the Fund’s current Prospectus, dated May 1, 2013, included within the Post-Effective Amendment No. 1 to Superfund Gold, L.P.’s Registration Statement on Form S-1 (File No. 333-179534), under “Use of Proceeds” and such description is incorporated herein by reference from the Prospectus.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Fund’s Limited Partnership Agreement, Limited Partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of the Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by Limited Partners during the fourth calendar quarter of 2013:

Series A-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2013	217.234	1,155.74
November 30, 2013	211.831	1,096.62
December 31, 2013	199.070	1,083.46

Total	628.135

Series A-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2013	21.385	1,302.76
November 30, 2013	0.000	1,238.19
December 31, 2013	51.784	1,225.37

Total	73.169

Series B-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2013	39.613	955.53
November 30, 2013	58.188	906.34
December 31, 2013	122.773	913.20

Total	220.574

Series B-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
October 31, 2013	32.064	1,038.62
November 30, 2013	8.965	986.80
December 31, 2013	193.487	995.94

Total	234.516

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Fund commenced the offering of Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and is ongoing. For the year ended December 31, 2013, subscriptions totaling $2,375,231 for the Fund as a whole, $464,627 in Series A-1, $709,288 in Series A-2, $238,752 in Series B-1, and $962,564 in Series B-2 had been accepted and redemptions over the same period totaled $8,117,904 for the Fund as a whole, $3,829,066 in Series A-1, $1,410,894 in Series A-2, $1,756,050 in Series B-1, and $1,121,894 in Series B-2.

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

Results of Operations

2013

Series A:

Net results for the year ended December 31, 2013, were a loss of 23.9% in net asset value for Series A-1 and a loss of 22.3% in net asset value for Series A-2. In this period, Series A experienced a net decrease in net assets from operations of $2,960,177. The 2013 results consisted of interest income of $1,395, other income of $44, trading losses of $2,180,243 and total expenses of $781,373. Expenses included $267,413 in management fees, $89,141 in operating expenses, $186,577 in selling commissions, $231,669 in brokerage commissions and $6,573 in other expenses. At December 31, 2013 and December 31, 2012, the net asset value per Unit of Series A-1 was $1,083.46 and $1,423.03, respectively, and of Series A-2 was $1,225.37 and $1,577.45, respectively.

Series B:

Net results for the year ended December 31, 2013, were a loss of 17.8% in net asset value for Series B-1 and a loss of 16.1% in net asset value for Series B-2. In this period, Series B experienced a net decrease in net assets from operations of $997,432. The 2013 results consisted of interest income of $902, other income of $19, trading losses of $581,187 and total expenses of $417,166. Expenses included $136,131 in management fees, $45,377 in operating expenses, $51,716 in selling commissions, $172,723 in brokerage commissions and $11,219 in other expenses. At December 31, 2013 and December 31, 2012, the net asset value per Unit of Series B-1 was $913.20 and $1,110.58, respectively, and of Series B-2 was $995.94 and $1,187.13, respectively.

Fund results for 4th Quarter 2013:

The Fund’s managed futures strategies produced positive returns in December, led by the Fund’s positions in the bond, currency and energy sectors. The Dow Jones Industrial Average (the “Dow”) and the Standard & Poor’s 500 (“S&P 500”) each reached new highs as the U.S. Federal Reserve (the “Fed”) announced plans to cut its monthly bond purchases to $75 billion from $85 billion, the first step toward unwinding its economic stimulus program. The euro gained against the U.S. dollar as reports showed Italy’s industrial production expanded, boosting optimism of economic recovery. Crude oil gained on declines in inventories coupled with above-forecast U.S. economic data and news that internal strife in South Sudan may further threaten oil inventories. The Fund’s perpetual long gold position negatively impacted performance in December.

In November, the Fund’s managed futures strategy experienced positive returns as its positions in indices and metals produced significant gains. Both the Dow and the S&P 500 set all-time highs as stocks rose sharply on better-than-expected corporate profit reports and news that the Fed would continue its easy-money policies. The Fund’s positions in the currency, money market and grains sectors also produced positive results. The Fund’s allocation to the energy sector performed negatively in November as its positions in NYMEX gasoline, natural gas and crude oil all produced losses after a temporary trade agreement was reached with Iran – the world’s fourth largest oil producer. U.S. crude oil production rose by 45,000 bbl/day to 8.02 million, placing it at the highest point in 25 years. The Fund’s short positions in COMEX gold and silver posted gains on reports of lackluster Chinese manufacturing growth, which fell to a two-month low. The Fund’s perpetual long gold position negatively impacted performance in November.

The Fund’s managed futures strategy yielded positive results in October, as the Fund benefitted from its allocations to indices and bonds. For the first time since 2011, Japanese Government Bonds (“JGB”) rose for the fourth consecutive month, producing strong gains for the Fund’s long positions. The Fund’s long positions in indices also performed well as the S&P500 rose to a record high. The Fund’s allocation to the energy sector produced disappointing results. The Fund’s long NYMEX natural gas positions suffered on speculation the U.S. Energy Information Administration would report increases in supply. The Fund’s allocation to metals also produced negative results as the Fed fueled speculation that it would trim the U.S. monetary stimulus sooner than anticipated. The Fund’s perpetual long gold position negatively impacted performance in October.

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

In August, the Fund’s managed futures strategies underperformed as gold and silver continued their recovery from the previous month on news that U.S. home sales fell below consensus forecast indicating that the Fed will continue its stimulus program. The Fund’s short positions in the grain markets produced negative returns as soybeans rose to a nine-month high. The Fund’s long positions in crude yielded positive results as prices rose at the end of the month to its highest level since April 2011. Crude’s rally coincided with signs of accelerating economic growth in Europe and the contemplation of Western military action against Syria. The Fund’s perpetual long gold position had a positive impact on performance in August.

The Fund’s managed futures strategies produced slightly negative returns in July. The Fund’s short positions in the metals and bonds markets suffered as the market weighed the Fed’s next move on monetary stimulus against the prospects for demand amid higher prices. Gold also recovered from a three-year low on news that the Fed would only start phasing out the stimulus once the economy was strong enough to stand on its own. This news allayed fears of imminent cuts to the Fed’s monthly bond purchases. The losses from the Fund’s metals and bond positions was partly offset by gains from the Fund’s long positions in the energy sector as U.S. Energy Information Administration data showed oil inventories feel for a fourth consecutive week. The Fund’s perpetual long gold position had a positive effect on performance in July.

Fund results for 2nd Quarter 2013:

The Fund’s strategies produced negative returns in June, driven primarily by losses from the Fund’s allocation to energies markets as U.S. Department of Energy data showed higher than expected returns as a rise in the U.S. dollar produced sharp downward pressure on interest rate products. Based on the aforementioned decrease in price, the Fund’s perpetual long gold position negatively affected performance in June.

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

Fund results for 1st Quarter 2013:

In March, the Fund’s trading strategies produced positive returns. U.S. stock indices rose for a third consecutive month with the S&P 500 approaching an all-time high, leading to profitable returns for the Fund’s long positions. The Fund’s long positions in European long-term interest rate futures produced significant gains as investors feared the banking crisis in Cyprus could spill over into neighboring economies. Short positions in base metals added to positive returns as markets were pressured by the debt crisis in Europe, slumping Chinese stocks, and the rising U.S. dollar. The Fund also benefited from long natural gas positions as below normal temperatures forecasted for April lifted futures to an 18-month high. Larger than expected U.S. inventories and record projected planting acreage sent Chicago Board of Trade (“CBOT”) corn to limit down conditions on the last day of trading, resulting in losses for the Fund’s long positions across the grain sector. The Fund’s perpetual long gold position had a small positive effect on performance in March.

The Fund’s managed futures strategy produced positive results in February as unmet expectations for global demand sent commodities lower while unsettling election results in Italy and negative growth renewed European debt concerns. Long positions in equity indices yielded losses for the Fund as European political instability and the slow pace of economic activity again raised concerns over regional finances. The Fund’s long bond positions generated solid returns in treasuries as European debt crisis fears were reignited in reaction to inconclusive Italian election results. Long positions in the money market sector generated favorable returns for the Funds as rising interbank borrowing costs prompted European Central Bank (“ECB”) President Mario Draghi to restate the ECB’s readiness to loosen monetary policy, lowering yield expectations. The U.S. dollar strengthened dramatically against a basket of world currencies leading to disappointing results for the Fund’s long positions in counter-currencies. The Fund’s short position in London Metal Exchange (“LME”) aluminum generated healthy returns as anticipated increases in demand had yet to be realized, Chinese production swelled and stockpiles tracked by LME rose for a fifth straight month. After climbing 6% in January, the crude oil complex fell back as the slow pace of recovery across the globe was unable to support a further advance, leading to losses for the Fund’s long positions in the energies sector. The Fund’s perpetual long gold position had a negative impact on performance in February as growing optimism for a U.S. economic recovery led investors to exit safe-haven assets, sending gold lower for a fifth consecutive month.

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

Fund results for 4th Quarter 2012:

In December, the Fund’s strategies ended 2012 on a positive note with gains despite the uncertainty resulting from U.S. budgetary negotiations. The Fund’s allocations to currency markets profited in December as trends in the euro and yen persisted. The U.S. dollar was lower against major currencies due to the increasing threat of fiscal cliff tax increases and spending cuts. The euro remained relatively strong as the ECB again held the line on interest rates and the recent recovery in equity markets boosted confidence. The British pound also gained despite the relative weakness of the U.K. economy. The Fund’s models generated positive returns in global equity indices in December as tensions over European finances eased. The Fund’s positions in the bond sector resulted in loss in December as U.S. fiscal cliff negotiations continued to drive market movement. Fiscal cliff uncertainty, expectations for poor U.S. employment data, and downbeat euro-zone forecasts drove global yields lower at the start of December. The addition of 146,000 jobs and the Fed’s expansion of the third round of quantitative easing (“QE3”) reversed the trend as investors turned to risk. The Fund’s grain positions generated losses in December after China canceled U.S. soybean purchases and favorable weather in South America increased harvest expectations. Soybeans and soybean by-products initially climbed to a one-month high, aided by solid exports and crush data. Soybean markets were then abruptly sent lower as China canceled purchases totaling 840,000 metric tons. The Fund’s short-term strategies produced mixed returns with gains in stocks and metals and losses in energies. The Fund’s perpetual long gold position negatively affected performance in December as anxieties surrounding U.S. fiscal cliff budget negotiations and signs of recovery in the U.S. housing market reduced both commodity and safe-haven demand for gold.

In November, the Fund’s strategies produced disappointing results as U.S. budgetary negotiations injected headline risk and volatility across market sectors. The Fund’s allocation to long-term interest rates generated positive results in November as U.S. budgetary concerns lifted bond prices. Fiscal cliff anxieties drove U.S. 30-year bonds to all-time highs, settling up 1.2%. German bunds, Europe’s preeminent safe-haven instrument, also reached all-time highs. The Fund’s allocation to currencies produced positive returns in November as U.S. dollar weakness continued with the Fed intent on keeping interest rates extremely low. The euro fell versus the U.S. dollar before rebounding late as the ECB kept rates unchanged and European equities strengthened. The Fund’s positions in metals failed to perform in November as bearish trends reversed on hopes for additional fiscal stimulus, alternative investment demand and accelerating growth in China. The Fund’s energies positions also produced negative results in November, as crude prices edged up after the breakout of hostilities between Israel and Hamas and ongoing political tensions in Syria and Iran injected risk premium into energies. After climbing as much as 5.6%, natural gas plummeted late on an unexpected gain in U.S. stockpiles due to unusually mild winter weather in the northern hemisphere. Natural gas finished down 6.8% in volatile trade. The Fund’s short-term strategies yielded positive returns in interest rates and equities while underperforming in energies. The Fund’s perpetual long gold position produced modest negative returns in November as rapidly changing expectations for a U.S. budget deal injected volatility into the gold market.

In October, the Fund’s strategies produced disappointing results as encouraging economic data supported equities while commodity demand remained tepid. The Fund’s equity positions generated mixed results in October. While economic conditions remained challenging across Europe, equities finished modestly higher on improved economic data. Equities in the east were mixed as uncertainty drove investor sentiment. Chinese H-Shares (+7.6%) rose as GDP and retail sales surpassed expectations. The South Korean Kospi (-5.2%) fell as growth remained sluggish while the Nikkei (+0.5%) rose on anticipated government stimulus. The Fund’s allocations to long-term interest rates underperformed in October as European peripheral woes created a risk-on, risk-off environment, while economic data in the U.S. pressured treasury futures. The Fund’s positions in the metals sector underperformed in October as prospects for additional stimulus measures diminished and the U.S. dollar firmed. The Fed avoided addressing the approaching expiration of their Operation Twist program, reducing demand for gold and silver as inflation hedges. COMEX copper and LME aluminum declined 6.4% and 9.8% respectively as the debt crisis continued to weigh on world economies. The Fund’s energy portfolio underperformed in October as markets gave back recent gains. Crude oil fell another 7% as the global economy remained weak. The Fund’s allocations to foreign exchange markets generated moderate gains as the U.S. dollar fluctuated relative to world currencies. The British pound was steady against the U.S. dollar as GDP rose 1.0%, taking the U.K. out of recessionary territory. The Euro (+0.7%) rose modestly as the ECB took no action, citing elevated but acceptable levels of inflation. The Australian dollar weakened as the RBA unexpectedly cut rates by 25 bps to 3.25% before a sharp climb in consumer prices (+1.4%) dampened expectations for further easing. The Fund’s short-term strategies yielded mixed returns with gains currencies and losses in metals and interest rates. The Fund’s perpetual long gold position negatively impacted performance in October as signs of economic stability reduced precious metal demand.

For the fourth quarter of 2012, the most profitable market group overall was the currencies sector while the greatest losses were attributable to positions in the metals sector.

Fund results for 3rd Quarter 2012:

In September, the Fund’s managed futures trading strategy produced negative results as the expansion of accommodative policies by central bankers led investors to add risk. The Fund’s bond positions produced moderate losses in September as central bank intervention drove market movement. German bund yields climbed sharply as the ECB’s plan to purchase Italian and Spanish debt reduced safe-haven demand. The BOJ also eased, adding 10 trillion yen to its existing asset purchase program, suppressing JGB yields. The Fund’s allocation to currencies underperformed in September as the U.S. dollar lost ground against all major currencies in response to the Fed stimulus. The Fund’s positions in the metals sector generated positive results in September as plans for open-ended asset purchases by U.S. and European central bankers and new infrastructure spending in China lifted both precious and base metal alike. The Fund’s allocations to the energies sector yielded disappointing results in September as the 30% climb in crude since June abruptly reversed on demand concerns and a build in supplies. Saudi Arabia’s commitment to increase production, concern over a Spanish bailout and a reduced profit outlook from economic bellwether Fedex sent prices lower. The Fund’s short-term strategies posted mixed results with gains in metals and losses in currencies. The Fund’s perpetual long gold position produced strong results as investors flocked to gold in order to hedge away inflation risk brought on by the currency debasing polices of the ECB and the Fed. Gold’s attraction as a value store drove it 5.1% higher, reaching a 6-month high ($1,787/Troy oz). The quarterly gain of 11% was its best since June of 2010.

In August, apart from its perpetual long gold position, the Fund’s strategies produced moderately disappointing results as guidance from central bankers increased investor appetite for risk. Energy markets rallied markedly, lifted by U.S. and euro-zone optimism, heightened tensions in the Middle East, and the falling U.S. dollar. The drought gripping the U.S. Midwest drove corn and soybean to all-time highs. The Fund’s positions in equities underperformed in August as European leaders worked to improve the region’s fiscal position, reducing anxiety over euro-zone debt issues. ECB president Mario Draghi’s late July statement that the he would do “whatever it takes” to preserve the euro proved to be the driving force behind a rally in European equity markets. U.S. equities rallied in tandem with Europe, aided by a series of positive economic data, with the S&P 500 reaching a four-year high. The Fund’s bond positions posted disappointing results in August as U.S. treasuries sold off steadily throughout the first half of the month in response to positive economic data and euro-zone optimism. Reduced demand for safe-haven assets lifted U.S. 10-year note yields to an intraday three-month high of 1.86% before falling after Fed minutes alluded to the possible need for further stimulus. The Fund’s positions in the energies sector benefited in August as the uptrend in the crude oil complex that began in July continued. Natural gas prices fell back sharply, -12.8% to $2.799 per million btu, as the supply glut rose still further and temperatures moderated. The Fund's allocation to currencies produced negative results in August. High expectations on the latest ECB meeting went unmet as little new information was revealed and rates were left unchanged. Both the euro (+2.2%) and British pound (+1.3%) gained ground versus the U.S. dollar. The Fund’s short-term strategies underperformed with losses in equities, energies and currencies. The Fund’s perpetual long gold position posted strong gains in August as gold regained its preferred status as an inflationary hedge. Gold had its best month since January, gaining 4.6%.

In July, the Fund’s trading strategies returned to positive territory as capital preservation was the primary goal for investors. The Fund’s equity positions underperformed in July. Volatility persisted as the overhang of European economic difficulties and slowing global growth continued to weigh on markets. In the U.S., the Dow (+1.1%) was supported by a drop in jobless claims and encouraging durable goods data. In China (+1.1%), slowing growth prompted a second cut to its key lending rate while Japanese stocks (-3.7%) lost ground, pressured by the yen’s appreciation. The Fund’s bond positions were profitable in July as investors poured money into safe-haven debt instruments despite record low yields. The Fund’s allocation to short-term interest rates generated positive returns in July as markets welcomed action from the ECB while looking to the Fed to follow suit. The ECB cut its benchmark lending rate to a record low of 0.75% and its overnight deposit rate to 0% in an effort to stave off recession. The Fund’s allocation to currencies produced moderate gains in July as global economic uncertainly drove money flows into safe-haven sovereign currencies at the expense of the euro. The yen maintained its favored status, up 7.2% since mid-March, while the Aussie dollar (+2.9%) also remained strong. The Fund’s strategies produced strong returns in grains in July as the U.S. Midwest experienced its worst drought in nearly six decades. As of July 30th, only 25% of the crop was in good condition, the lowest since 1988. The Fund’s positions in the metals sector underperformed in July as COMEX gold continued to trade in a narrow range and global instability hurt base metal demand. The Fund’s allocation to the energy sector yielded disappointing results in July as crude oil mounted a rally from the dramatic decline over the last several months. Natural gas (+13.6%) rebounded further from lows as hot weather drove up cooling demand from utilities. The Fund’s short-term strategies produced mixed results with gains in interest rates and losses in metals. The Fund’s perpetual long gold position posted modest gains in July as gold remained bound to its established trading range, crossing the $1,600/troy oz. level ten times since early May.

For the third quarter of 2012, the most profitable market group overall was the money market sector while the greatest losses were attributable to positions in the currencies sector.

Fund results for 2nd Quarter 2012:

In June, the Fund’s trading strategies yielded disappointing results as market sensitivity to European debt crisis news led to choppy market conditions. Commodity demand remained weak as supplies build in base metals and energies. The Fund’s allocation to equities underperformed in June due to volatile and directionless trading as European economic conditions weighed on global markets. The Fund’s bond portfolio experienced losses in June as the recent rally stagnated due to a lack of substantial central bank stimulus. Investors hoping for new asset purchases from the Fed were disappointed as they chose only to expand their Operation Twist program by $267 billion. Europe’s bond rally also retreated as area-wide interest rates climbed in response to the increasingly insolvent Spanish banking sector. The Fund’s allocation to currencies produced negative results in June as the U.S. dollar declined versus major currencies. The Fund’s grain allocations generated moderate losses in June as hot and dry conditions in the U.S. threatened to damage the largest projected corn crop since 1937. December corn surged 21.6% as the market digested rapidly deteriorating crop conditions. The Fund’s positions in the metals sector generated moderately negative results in June as gains in short base metal positions were offset by losses in range-bound COMEX gold (-0.4%). Demand for base metals has suffered as Chinese growth slowed and the broader world economy failed to show significant signs of recovery. After spending nearly the entire month in negative territory, however, base metals took part in a global rally spurred by European leaders’ agreement on short-term measures to assist Spanish banks. The Fund’s allocation to the energy sector produced gains in June as weak demand and ample supplies pushed prices lower. Global economic weakness continued to be the key driver of prices near-term as slowing global growth hurt overall energy demand. The Fund’s short-term trading strategies underperformed in June. The Fund’s perpetual long gold position posted disappointing results in June as conflicting market influences produced trendless trading.

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

In April, the Fund’s trading strategies produced mixed results as markets digested signs of moderating growth and concerns over European sovereign debt. The Fund’s bond exposure produced robust returns in April as investment poured into safe-haven assets on renewed euro-zone weakness and concerns over slowing growth. Despite mixed economic signals and signs of stagnation, the U.S. maintained its favored position relative to struggling European economies, driving demand for U.S. debt. The Fund’s allocation to foreign exchange markets underperformed in April as markets ended little changed in volatile trade. Concerns over sovereign debt and slowing economic growth left European currencies seeking solid direction. The Fund’s positions in the metals sector generated moderate losses in April due to sharp reversals in the LME and COMEX copper markets. Poor U.S. monthly payroll and industrial production figures, slowing Chinese growth and heightened euro-zone debt concerns drove copper 6.6% lower to 3-month lows before being turned markedly higher on falling inventories. Short positions in COMEX silver (-4.7%) helped to offset losses while COMEX gold (-0.3%) had its smallest monthly change since March of 2010 as traders waited for clarity on global economic conditions. The Fund’s allocation to the energy sector yielded losses in April as encouraging U.S. manufacturing and consumer spending supported energy markets despite reduced geopolitical risk, slowing growth in China, and renewed recession fears in Europe. The Fund’s perpetual long gold position was relatively flat in April, as gold traded in its tightest range (4.3%) since August of 2009.

For the second quarter of 2012, the most profitable market group overall was the bonds sector while the greatest losses were attributable to positions in the grains sector.

Fund results for 1st Quarter 2012:

In March, the Fund’s trading strategies produced disappointing returns as rapidly shifting macroeconomic factors led to trendless and choppy market conditions. The Fund’s allocation to currency markets yielded poor results in March. The U.S. dollar (+0.5%) advanced early as improvements in the U.S. economy and positive investor sentiment drove up equities and sent interest rates modestly higher. Later in the month Chairman Bernanke of the Fed reiterated his commitment to low interest rates, pressuring the U.S. dollar and erasing previous gains. The Fund’s bond exposure experienced losses during a turbulent March as U.S. and European bonds sold off precipitously only to rebound later in the month. JGB came under pressure as the BOJ resisted calls to increase asset purchases beyond the 30 trillion yen committed at their February meeting. The Fund experienced negative results in the global equity markets in March. European stocks fell sharply on euro-zone GDP contraction (-0.3%) before optimistic U.S. data helped lift futures to 8-month highs. The Nikkei (+1.5%) managed to gain as the BOJ continued to ease in an effort to boost growth and weaken the yen. The Fund’s grains positions experienced moderate losses for the month. Directionless trading led to losses in corn and wheat while trending soybeans benefited long soybean meal positions. The Fund’s exposure to the metals sectors generated moderate losses as precious metals declined on increasingly positive sentiment surrounding the stability of the global economy. The Fund’s allocation to money market futures also produced negative results. Short-rate price movement closely mirrored the volatility seen in longer-term maturities as central banks continued to hold overnight lending rates between 0 and 25 basis points. Although targeted rates are expected to remain near zero for an extended period, the strength of the equity rally precipitated a decline in global short-rate prices, negatively impacting the Fund’s long positions. The Fund’s short-term strategies produced mixed to slightly negative results. The Fund’s perpetual long gold position underperformed in March as investors exited the precious metal in exchange for risk.

In February, the Fund’s trading strategies generated positive returns as geopolitical and economic forces pushed energies and equities decidedly higher. Intensifying tensions with Iran over their nuclear program injected risk premium into oil markets, driving crude prices to multi-month highs. Meanwhile, a wave of hopeful economic data and the long-awaited second Greek bailout lifted stocks. The Fund’s allocation to the energy sector produced significant returns in February as economic optimism, escalating Iranian tensions, and reduced refinery capacity led to robust returns for long energy positions. The Fund experienced positive results in global equity markets as stocks rose on continued economic improvement. While Europe worked its way towards the second bailout of Greece, equity markets across the continent were higher as fears of an imminent euro-zone collapse subsided. Investor optimism drove up markets across Asia, while the U.S. markets rose as unemployment fell to 8.3%, jobless claims hit a four-year low, and modest growth was seen in manufacturing and housing. The Fund’s allocation to currencies generated moderate losses due to the sharp reversal in the Japanese yen. The Fund’s bond portfolio produced negative results in February. U.S. bond prices retreated slightly from January highs as positive economic data continued to foster the strongest equity rally in two decades. The Fund’s strategies underperformed in the metals sector after bullish trends in precious metals radically corrected as Fed Chairman Bernanke quelled hopes for QE3. Short-term strategies enhanced overall performance with gains in currencies, stocks, metals, and energies. The Fund’s perpetual long gold position erased the gains achieved by the managed futures strategy as gold suffered late-month losses following testimony from Mr. Bernanke that expressed optimism over improving macroeconomic data, reducing the likelihood of additional monetary stimulus.

In January, the Fund’s strategies produced mixed results as optimism toward a European debt resolution and positive economic growth indicators led investors to add risk. The Fund’s allocation to money market futures yielded robust returns as central banks universally maintained accommodative monetary policies. The Fund’s allocation to currency markets yielded negative returns as the U.S. dollar reversed its recent uptrend as global economic concerns began to subside. What had been a flight to safety in the U.S. dollar in late 2011 reversed as investors chose risk exposure and yield over conservation. The Fund’s grain positions experienced moderate losses for the month. Lingering concerns over South American corn and soybean yields drove grains to multi-week highs before surprisingly bearish USDA figures abruptly reversed trends. The highly anticipated January USDA report caused significant declines mid-month on unexpected increases in corn production and inventories, resulting in losses for the Fund’s corn positions. The Fund’s exposure to the energy sector generated positive returns, led by long gasoline and short natural gas positions. The Fund’s short-term strategies contributed positively to performance with gains in bonds, stocks, and metals. The Fund’s perpetual long gold position produced sizable gains after the FOMC announced that interest rates would remain low through 2014, sparking U.S. dollar worries. The ongoing EU debt crisis also continues to keep the euro weak. The instability associated with these currencies provided strong support for safe-haven assets.

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

Contractual Obligations

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of Series A and Series B each present a Condensed Schedule of Investments setting forth net unrealized appreciation and depreciation of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at December 31, 2013 and December 31, 2012.

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

Recently Issued Accounting Pronouncements

ASU 2013-08

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 contains new guidance regarding the approach to investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company and information required to be provided to any of its investees. The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Superfund Capital Management is evaluating the impact of ASU 2013-08 on the financial statements and disclosures.

ASU 2011-11

In December 2011, FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. generally accepted accounting principles (“GAAP”) more comparable to those prepared under International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

In January 2013, FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Fund’s financial statements.

ASU 2011-04

In May 2011, FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. The Fund adopted ASU 2011-04 as of January 1, 2012. The adoption of the provisions of ASU 2011-04 has not had a material impact on the Fund’s financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

Financial statements appear beginning on page 25 of this report. Supplementary data is not required.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires Superfund Capital Management to evaluate annually the effectiveness of its internal controls over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of the end of each fiscal year, and to include in all annual reports a management report assessing the effectiveness of its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. There were no changes in Superfund Capital Management’s internal control over financial reporting during the quarter-ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting.

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

The management of Superfund Capital Management assessed the effectiveness of its internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework in 1992. Based on its assessment, management has concluded that, as of December 31, 2013, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole, is effective based on those criteria.

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

Item 9B. Other Information.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 that was not reported on Form 8-K.

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

NIGEL JAMES, age 33, was appointed as President of Superfund Capital Management on July 13, 2006, and was listed as a principal and registered as an associated person with Superfund Capital Management on November 28, 2006 and May 23, 2007, respectively. Mr. James has been an employee of various members of the Superfund group of affiliated companies since July 2003 when he became a software developer for Superfund Trading Management, Inc., an affiliate of Superfund Capital Management that acts as a commodity trading advisor to non-U.S. funds. In May 2005, he was promoted to the role of Intellectual Technology Project Manager for Superfund Trading Management, Inc. where he managed a team focused on conceptual analysis and design of trading software. Mr. James graduated from the University of the West Indies in Barbados with a Bachelor’s Degree in Computer Science and Management in May 2003 and began his employment in July 2003. Mr. James is a citizen of Grenada.

MARTIN SCHNEIDER, age 47, was appointed Vice President, Principal Financial Officer, Principal Accounting Officer and sole Director of Superfund Capital Management on July 28, 2010. Mr. Schneider was listed as a principal of Superfund Capital Management on August 19, 2010. From May 1997 to June 2001, Mr. Schneider served as Sales Director for Nike, Inc., an international retailer, in the company’s European divisions. From July 2001 to July 2002, Mr. Schneider held the position of Commercial Director for FC Tirol Innsbruck, a former Austrian football club. In this position, Mr. Schneider was responsible for the promotional activities of the organization. Mr. Schneider spent August 2002 preparing for his transition to the Superfund group of financial companies. From September 2002 to March 2005, Mr. Schneider functioned as the sports marketing director for Quadriga Asset Management GmbH, a financial services company, and as the Executive Vice President of the successor company, Superfund Marketing and Sports Sponsoring Inc., a marketing services company. In April 2005, Mr. Schneider assumed the role of Operating Manager for Superfund Group Monaco, a financial services company, a position he held until his appointment to Superfund Capital Management in June 2010. In the position of Operating Manager, Mr. Schneider conducted internal operational and financial audits of members of the Superfund group of affiliated financial companies. Mr. Schneider is a graduate of TGM Technical School in Vienna, Austria, with a degree in mechanical engineering. Mr. Schneider is a citizen of Austria.

GIZELA BENEDEK, age 35, was appointed Treasurer of Superfund Capital Management on July 28, 2010. Ms. Benedek also serves as Audit Committee Financial Expert for the Fund. Ms. Benedek was listed as a principal of Superfund Capital Management on September 10, 2010. From June 2000 to September 2005, Ms. Benedek served as an Associate of PricewaterhouseCoopers, an international accounting firm, in its tax consulting group in Vienna, Austria. In this position, Ms. Benedek provided tax consulting services to investment companies. From October 2005 to December 2005, Ms. Benedek conducted intensive research in connection with her master thesis. From January 2006 to July 2008, Ms. Benedek held the position of Auditing Associate in the auditing group of RSM Exacta Wirtschaftsprufung AG, an Austrian auditing and tax consultancy firm. In this position, Ms. Benedek provided auditing services to private foundations and middle-market companies. From August 2008 through August 2009, she was granted educational leave sponsored by the Austrian government to study for the U.S. CPA exam. Since September 2009, Ms. Benedek has held the role of Financial Counsel for Superfund Distribution and Investment, Inc., a financial services company located in Grenada, West Indies. In this role, Ms. Benedek engages in various internal accounting and auditing functions. Ms. Benedek is a graduate of The University of Economics and Business Administration in Vienna, Austria, and is a certified public accountant. Ms. Benedek is a citizen of Austria.

CHRISTIAN BAHA, age 45, is Superfund Capital Management’s founder and ultimate sole owner. By December 1991, Mr. Baha began working independently to develop software for the technical analysis of financial data in Austria. In January 1995, Mr. Baha founded the first members of the Superfund group of affiliated companies specializing in managed futures funds and began to develop a worldwide distribution network. With profit sharing rights certificates, Mr. Baha launched an alternative investment vehicle for private investors. Launched on March 8, 1996, this product is called the Superfund Unternehmens-Beteiligungs-Aktiengesellschaft (Superfund Q-AG), and was formerly known as Quadriga Beteiligungs & Vermögens AG (Quadriga AG). In March 2003, a new generation of managed futures funds was internationally launched under the brand name “Superfund” and previously existing products have since been re-branded under this name. Simultaneously with the development of the Quadriga/Superfund group of affiliated companies, Mr. Baha founded the software company TeleTrader AG, which has been listed on the Vienna Stock Exchange since March 2001. He was listed as a principal of Superfund Advisors, Inc., a CFTC registered commodity pool operator, on November 20, 2009, however, such listing was withdrawn as of November 26, 2011. He was registered as an associated person and listed as a principal of Superfund Asset Management, Inc., a CFTC registered introducing broker, effective as of July 23, 1999 and June 24, 1997, respectively, until it withdrew its registration on July 12, 2012. He was registered as an associated person and listed as a principal of Superfund Asset Management LLC, a CFTC registered introducing broker, positions which he has held since June 11, 2012 and April 26, 2012. He has also been listed as a principal of Superfund Capital Management from May 9, 2001 until it withdrew its registration on September 19, 2013. He was registered as an associated person of Superfund Capital Management on May 9, 2001 as well, however, such registration was subsequently withdrawn on February 17, 2009. Mr. Baha is listed as a principal of Superfund Capital Management because he indirectly, through holding companies, owns 100% its equity securities. Mr. Baha was also listed as a principal of Superfund USA, Inc., a former broker dealer that was previously registered as a commodity pool operator with the CFTC from August 14, 2009 through September 4, 2010, from August 13, 2009 through September 4, 2010 because he is the sole owner of the foregoing entity. He is a graduate of the police academy in Vienna, Austria and studied at the Business University of Vienna, Austria. Mr. Baha is a citizen of Austria.

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

Item 11. Executive Compensation.

The Fund has no employees, officers or directors and is managed by Superfund Capital Management. None of the directors or officers of Superfund Capital Management receive compensation from the Fund. Superfund Capital Management receives a monthly management fee of one-twelfth of 2.25% of month-end net assets (2.25% per annum). Superfund Capital Management will also be paid a monthly performance fee equal to 25% of any new appreciation without respect to interest income or any changes in net asset value due changes in value of the Fund’s dollar for dollar gold position. Trading losses will be carried forward and no further incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Capital Management receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, LLC, an entity related to Superfund Capital Management by common ownership (“Superfund USA”), is paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commission” in the

Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds price of such Unit. Each Series and Superfund USA may retain additional selling agents to assist with the placement of the Units. Superfund USA will pay all or a portion of the selling commission described above which it receives in respect of the Units sold by the additional selling agents to the additional selling agents effecting the sales.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners

All of the Fund’s general partner interest is held by Superfund Capital Management.

Security Ownership of Management

As of February 28, 2014, no Units were owned or held by officers of Superfund Capital Management. As of February 28, 2014, Superfund Capital Management owned 111.49 Units of Series A-1 (non-voting), representing 2.12% of the total issued Units of Series A-1, and 64.743 Units of Series B-1, representing 4.51% of the total issued Units of Series B-1 (non-voting), having a combined value of $200,211.36. Losses allocated to Units of Series A-1 and Series B-1 owned by Superfund Capital Management were $260,564 for the year ended December 31, 2013. Superfund Capital Management did not make any contributions to or withdrawals from any Series during this period. Superfund Capital Management’s ownership of Units of Series A-1 and Series B-1 is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets. Christian Baha is the ultimate beneficial owner of all of the equity of Superfund Capital Management.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

See “Item 10 Directors, Executive Officers and Corporate Governance”, “Item 11, Executive Compensation” and “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” In 2013, the Series A management fee totaled $267,413, the Series A selling commissions totaled $186,577 and the Series A brokerage commissions totaled $231,669. In 2013, the Series B management fee totaled $136,131, the Series B selling commissions totaled $51,716 and the Series B brokerage commissions totaled $172,723. In 2012, the Series A management fee totaled $382,247, the Series A selling commissions totaled $270,220 and the Series A brokerage commissions totaled $347,717. In 2012, the Series B management fee totaled $211,520, the Series B selling commissions totaled $104,986 and the Series B brokerage commissions totaled $289,361.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by McGladrey LLP and Deloitte & Touche LLP in connection with their audit of the Fund’s financial statements, reviews of the financial statements included in the quarterly reports on Form 10-Q and other services normally provided in connection with statutory and regulatory filings or engagements for the years ended December 31, 2013 and December 31, 2012, were approximately $101,000 and $127,500, respectively.

Audit-Related Fees

There were no audit-related fees for services rendered by McGladrey LLP or Deloitte & Touche LLP for the years ended December 31, 2013 and December 31, 2012.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning rendered by McGladrey LLP or Deloitte & Touche LLP for the years ended December 31, 2013 and December 31, 2012.

All Other Fees

There were no other fees for products or services provided by McGladrey LLP or Deloitte & Touche LLP for the years ended December 31, 2013 and December 31, 2012.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:

(1)	Financial Statements beginning on page 25 hereof.

(2)	Financial Statement Schedules:

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

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on April 12, 2013, with Superfund Gold, L.P.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-179534).

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

EXHIBIT 13.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Superfund Gold, L.P. - Series A and Superfund Gold, L.P. - Series B:

We have audited the accompanying statements of assets and liabilities of Superfund Gold, L.P., Superfund Gold, L.P. - Series A and Superfund Gold, L.P. - Series B (collectively the “Funds”), including the condensed schedules of investments, as of December 31, 2013, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Funds are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Funds’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Superfund Gold, L.P., Superfund Gold, L.P. - Series A and Superfund Gold, L.P. - Series B as of December 31, 2013, and the results of their operations, changes in net assets, and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/S/ McGLADREY LLP

Chicago, Illinois

March 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Superfund Gold, L.P. - Series A and Superfund Gold, L.P. - Series B:

We have audited the accompanying statements of assets and liabilities of Superfund Gold, L.P., Superfund Gold, L.P. - Series A and Superfund Gold, L.P. - Series B (collectively the “Funds”), including the condensed schedules of investments, as of December 31, 2012, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Superfund Gold, L.P., Superfund Gold, L.P. - Series A and Superfund Gold, L.P. - Series B as of December 31, 2012, and the results of their operations, changes in net assets, and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 26, 2013

SUPERFUND GOLD, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2013 and December 31, 2012

	December 31, 2013	December 31, 2012
ASSETS
Due from brokers	$7,856,372	$13,552,648
Unrealized appreciation on open forward contracts	3	182,189
Unrealized gain on futures contracts purchased	434,347	30,068
Unrealized gain on futures contracts sold	336,188	155,131
Cash	5,499,481	9,250,263

Total assets	14,126,391	23,170,299

LIABILITIES
Unrealized depreciation on open forward contracts	5	101,789
Unrealized loss on futures contracts purchased	623,378	89,610
Unrealized loss on futures contracts sold	190,551	—
Subscriptions received in advance	15,000	84,515
Redemptions payable	583,958	444,547
Management fees payable	24,932	42,929
Fees payable	22,160	40,220

Total liabilities	1,459,984	803,610

NET ASSETS	$12,666,407	$22,366,689

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0 *%	$3

Total unrealized appreciation on open forward contracts	0.0 *	3

Unrealized depreciation on open forward contracts
Currency	(0.0)*	(5)

Total unrealized depreciation on open forward contracts	(0.0)*	(5)

Total forward contracts, at fair value	(0.0)*%	$(2)

Futures contracts purchased
Currency	0.2%	$20,369
Energy	(0.5)	(64,665)
Financial	(0.1)	(11,330)
Food & Fiber	(0.2)	(30,514)
Indices	1.7	212,720
Livestock	(0.0)*	(4,820)
Metals	(2.5)	(310,791)

Total futures contracts purchased	(1.4)	(189,031)

Futures contracts sold
Currency	0.5	63,135
Energy	0.8	104,221
Financial	0.5	61,459
Food & Fiber	(0.1)	(11,040)
Metals	(0.6)	(72,138)

Total futures contracts sold	1.1	145,637

Total futures contracts, at fair value	(0.3)%	$(43,394)

Futures and forward contracts by country composition
Australia	(0.1)%	$(17,985)
European Monetary Union	0.0 *	268
Great Britain	0.0 *	6,192
Japan	0.1	13,085
United States	(0.8)	(97,305)
Other	0.4	52,349

Total futures and forward contracts by country composition	(0.3)%	$(43,396)

*	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.8%	$182,189

Total unrealized appreciation on open forward contracts	0.8	182,189

Unrealized depreciation on open forward contracts
Currency	(0.4)	(101,789)

Total unrealized depreciation on open forward contracts	(0.4)	(101,789)

Total forward contracts, at fair value	0.4%	$80,400

Futures contracts purchased
Currency	(0.0)*%	$(10,164)
Energy	0.4	93,730
Financial	0.7	157,123
Indices	1.2	269,955
Metals	(2.6)	(570,186)

Total futures contracts purchased	(0.3)	(59,542)

Futures contracts sold
Currency	1.2	258,209
Energy	(0.0)*	(2,904)
Financial	0.0 *	1,613
Food & Fiber	0.5	120,345
Indices	(0.0)*	(504)
Metals	(1.0)	(221,628)

Total futures contracts sold	0.7	155,131

Total futures contracts, at fair value	0.4%	$95,589

Futures and forward contracts by country composition
Australia	0.2%	$33,214
European Monetary Union	(0.1)	(22,837)
Great Britain	(0.1)	(15,450)
Japan	1.3	282,720
United States	(1.3)	(284,465)
Other	0.8	182,807

Total futures and forward contracts by country composition	0.8%	$175,989

*	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Investment income
Interest income	$2,297	$3,425
Other income	63	970

Total investment income	2,360	4,395

Expenses
Brokerage commissions	404,392	637,078
Management fee	403,544	593,767
Selling commission	238,293	375,206
Operating expenses	134,518	197,922
Loss on MF Global	—	12,764
Other	17,792	18,874

Total expenses	1,198,539	1,835,611

Net investment loss	$(1,196,179)	$(1,831,216)

Realized and unrealized gain (loss) on investments
Net realized loss on futures and forward contracts	$(2,542,045)	$(1,633,508)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(219,385)	1,995,277

Net gain (loss) on investments	$(2,761,430)	$361,769

Net decrease in net assets from operations	$(3,957,609)	$(1,469,447)

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Decrease in net assets from operations
Net investment loss	$(1,196,179)	$(1,831,216)
Net realized loss on futures and forward contracts	(2,542,045)	(1,633,508)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(219,385)	1,995,277

Net decrease in net assets from operations	(3,957,609)	(1,469,447)

Capital share transactions
Issuance of Units	2,375,231	3,810,089
Redemption of Units	(8,117,904)	(5,333,399)

Net decrease in net assets from capital share transactions	(5,742,673)	(1,523,310)

Net decrease in net assets	(9,700,282)	(2,992,757)
Net assets, beginning of year	22,366,689	25,359,446

Net assets, end of year	$12,666,407	$22,366,689

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Cash flows from operating activities
Net decrease in net assets from operations	$(3,957,609)	$(1,469,447)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(7,948,374)
Sales and maturities of U.S. government securities	—	14,350,000
Amortization of discounts and premiums	—	(1,626)
Increase in due from brokers	5,696,276	3,952,949
Increase (decrease) in unrealized appreciation on open forward contracts	182,186	(47,201)
Increase (decrease) in unrealized depreciation on open forward contracts	(101,784)	6,392
Increase (decrease) in futures contracts purchased	129,489	(2,177,820)
Increase in futures contracts sold	9,494	223,352
Decrease in management fees payable	(17,997)	(64,727)
Decrease in fees payable	(18,060)	(64,836)

Net cash provided by operating activities	1,921,995	6,758,662

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	2,305,716	2,980,604
Redemptions, net of change in redemptions payable	(7,978,493)	(5,793,790)

Net cash used in financing activities	(5,672,777)	(2,813,186)

Net increase (decrease) in cash	(3,750,782)	3,945,476
Cash, beginning of year	9,250,263	5,304,787

Cash, end of year	$5,499,481	$9,250,263

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2013 and December 31, 2012

	December 31, 2013	December 31, 2012
ASSETS
Due from brokers	$4,366,891	$8,151,334
Unrealized appreciation on open forward contracts	3	111,557
Unrealized gain on futures contracts purchased	254,637	—
Unrealized gain on futures contracts sold	177,920	85,248
Cash	4,314,062	7,542,936

Total assets	9,113,513	15,891,075

LIABILITIES
Unrealized depreciation on open forward contracts	1	60,610
Unrealized loss on futures contracts purchased	379,957	89,610
Unrealized loss on futures contracts sold	110,852	—
Subscriptions received in advance	15,000	78,764
Redemptions payable	279,141	280,745
Management fees payable	16,139	29,368
Fees payable	16,219	29,552

Total liabilities	817,309	568,649

NET ASSETS	$8,296,204	$15,322,426

Superfund Gold, L.P. Series A-1 Net Assets	$6,261,154	$11,986,641

Number of Units outstanding	5,778.843	8,423.300

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,083.46	$1,423.03

Superfund Gold, L.P. Series A-2 Net Assets	$2,035,050	$3,335,785

Number of Units outstanding	1,660.757	2,114.666

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,225.37	$1,577.45

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0 *%	$3

Total unrealized appreciation on open forward contracts	0.0 *	3

Unrealized depreciation on open forward contracts
Currency	(0.0)*	(1)

Total unrealized depreciation on open forward contracts	(0.0)*	(1)

Total forward contracts, at fair value	0.0 *%	$2

Futures contracts purchased
Currency	0.1%	$11,719
Energy	(0.3)	(24,089)
Financial	(0.1)	(6,327)
Food & Fiber	(0.2)	(15,802)
Indices	1.4	120,148
Livestock	(0.0)*	(3,020)
Metals	(2.4)	(207,949)

Total futures contracts purchased	(1.5)	(125,320)

Futures contracts sold
Currency	0.4	35,289
Energy	0.7	55,379
Financial	0.4	31,349
Food & Fiber	(0.1)	(6,357)
Metals	(0.6)	(48,592)

Total futures contracts sold	0.8	67,068

Total futures contracts, at fair value	(0.7)%	$(58,252)

Futures and forward contracts by country composition
Australia	(0.1)%	$(10,382)
European Monetary Union	0.0 *	124
Great Britain	0.0 *	2,552
Japan	0.1	9,002
United States	(1.1)	(88,697)
Other	0.4	29,151

Total futures and forward contracts by country composition	(0.7)%	$(58,250)

*	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.7%	$111,557

Total unrealized appreciation on open forward contracts	0.7	111,557

Unrealized depreciation on open forward contracts
Currency	(0.4)	(60,610)

Total unrealized depreciation on open forward contracts	(0.4)	(60,610)

Total forward contracts, at fair value	0.3%	$50,947

Futures contracts purchased
Currency	(0.0)*%	$(5,989)
Energy	0.4	53,671
Financial	0.6	92,894
Indices	1.1	164,177
Metals	(2.6)	(394,363)

Total futures contracts purchased	(0.5)	(89,610)

Futures contracts sold
Currency	1.0	146,281
Energy	(0.1)	(6,395)
Financial	0.0 *	1,033
Food & Fiber	0.5	69,879
Indices	(0.0)*	(277)
Metals	(0.8)	(125,273)

Total futures contracts sold	0.6	85,248

Total futures contracts, at fair value	(0.0)*%	$(4,362)

Futures and forward contracts by country composition
Australia	0.1%	$18,911
European Monetary Union	(0.1)	(13,510)
Great Britain	(0.1)	(10,846)
Japan	1.1	170,893
United States	(1.4)	(228,553)
Other	0.7	109,690

Total futures and forward contracts by country composition	0.3%	$46,585

*	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES A

STATEMENTS OF OPERATIONS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Investment income
Interest income	$1,395	$1,885
Other income	44	520

Total investment income	1,439	2,405

Expenses
Brokerage commissions	231,669	347,717
Management fee	267,413	382,247
Selling commission	186,577	270,220
Operating expenses	89,141	127,416
Loss on MF Global	—	6,925
Other	6,573	7,984

Total expenses	781,373	1,142,509

Net investment loss	$(779,934)	$(1,140,104)

Realized and unrealized gain (loss) on investments
Net realized loss on futures and forward contracts	$(2,075,408)	$(871,078)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(104,835)	1,250,375

Net gain (loss) on investments	$(2,180,243)	$379,297

Net decrease in net assets from operations	$(2,960,177)	$(760,807)

Net decrease in net assets from operations per Series A-1 Unit (based upon weighted average number of units outstanding during period)*	$(335.31)	$(78.96)

Net decrease in net assets from operations per Series A-1 Unit (based upon change in net asset value per unit during period)	$(339.57)	$(73.12)

Net decrease in net assets from operations per Series A-2 Unit (based upon weighted average number of units outstanding during period) **	$(350.02)	$(39.22)

Net decrease in net assets from operations per Series A-2 Unit (based upon change in net asset value per unit during period)	$(352.08)	$(48.18)

*	Weighted average number of Units outstanding for Series A-1 for the Years Ended December 31, 2013 and December 31, 2012: 7,041.299 and 8,629.77, respectively.
**	Weighted average number of Units outstanding for Series A-2 for the Years Ended December 31, 2013 and December 31, 2012: 1,711.685 and 2,024.35, respectively.

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES A

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Decrease in net assets from operations
Net investment loss	$(779,934)	$(1,140,104)
Net realized loss on futures and forward contracts	(2,075,408)	(871,078)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(104,835)	1,250,375

Net decrease in net assets from operations	(2,960,177)	(760,807)
Capital share transactions
Issuance of Units	1,173,915	2,783,531
Redemption of Units	(5,239,960)	(2,519,451)

Net increase (decrease) in net assets from capital share transactions	(4,066,045)	264,080

Net decrease in net assets	(7,026,222)	(496,727)
Net assets, beginning of year	15,322,426	15,819,153

Net assets, end of year	$8,296,204	$15,322,426

Series A-1 Units, beginning of year	8,423.300	8,359.510
Issuance of Series A-1 Units	339.090	1,481.653
Redemption of Units	(2,983.547)	(1,417.863)

Series A-1 Units, end of year	5,778.843	8,423.300

Series A-2 Units, beginning of year	2,114.666	2,037.421
Issuance of Series A-2 Units	494.337	293.053
Redemption of Units	(948.246)	(215.808)

Series A-2 Units, end of year	1,660.757	2,114.666

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES A

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Cash flows from operating activities
Net decrease in net assets from operations	$(2,960,177)	$(760,807)
Adjustment to reconcile net decrease in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(4,249,133)
Sales and maturities of U.S. government securities	—	7,950,000
Amortization of discounts and premiums	—	(867)
Increase in due from brokers	3,784,443	2,030,921
Increase (decrease) in unrealized appreciation on open forward contracts	111,554	(42,257)
Increase (decrease) in unrealized depreciation on open forward contracts	(60,609)	9,372
Increase (decrease) in futures contracts purchased	35,710	(1,322,213)
Increase in futures contracts sold	18,180	104,723
Decrease in management fees payable	(13,229)	(38,306)
Decrease in fees payable	(13,333)	(40,994)

Net cash provided by operating activities	902,539	3,640,439

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	1,110,151	2,526,295
Redemptions, net of change in redemptions payable	(5,241,564)	(2,949,774)

Net cash used in financing activities	(4,131,413)	(423,479)

Net increase (decrease) in cash	(3,228,874)	3,216,960
Cash, beginning of year	7,542,936	4,325,976

Cash, end of year	$4,314,062	$7,542,936

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of December 31, 2013 and December 31, 2012

	December 31, 2013	December 31, 2012
ASSETS
Due from brokers	$3,489,481	$5,401,314
Unrealized appreciation on open forward contracts	—	70,632
Unrealized gain on futures contracts purchased	179,710	30,068
Unrealized gain on futures contracts sold	158,268	69,883
Cash	1,185,419	1,707,327

Total assets	5,012,878	7,279,224

LIABILITIES
Unrealized depreciation on open forward contracts	4	41,179
Unrealized loss on futures contracts purchased	243,421	—
Unrealized loss on futures contracts sold	79,699	—
Subscriptions received in advance	—	5,751
Redemptions payable	304,817	163,802
Management fees payable	8,793	13,561
Fees payable	5,941	10,668

Total liabilities	642,675	234,961

NET ASSETS	$4,370,203	$7,044,263

Superfund Gold, L.P. Series B-1 Net Assets	$1,689,188	$3,618,576

Number of Units outstanding	1,849.736	3,258.284

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$913.20	$1,110.58

Superfund Gold, L.P. Series B-2 Net Assets	$2,681,015	$3,425,687

Number of Units outstanding	2,691.953	2,885.689

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$995.94	$1,187.13

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts
Currency	(0.0)*%	(4)

Total unrealized depreciation on open forward contracts	(0.0)*	(4)

Total forward contracts, at fair value	(0.0)*%	$(4)

Futures contracts purchased
Currency	0.2%	$8,650
Energy	(0.9)	(40,576)
Financial	(0.1)	(5,003)
Food & Fiber	(0.3)	(14,712)
Indices	2.1	92,572
Livestock	(0.0)*	(1,800)
Metals	(2.5)	(102,842)

Total futures contracts purchased	(1.5)	(63,711)

Futures contracts sold
Currency	0.6	27,846
Energy	1.1	48,842
Financial	0.7	30,110
Food & Fiber	(0.1)	(4,683)
Metals	(0.5)	(23,546)

Total futures contracts sold	1.8	78,569

Total futures contracts, at fair value	0.3%	$14,858

Futures and forward contracts by country composition
Australia	(0.2)%	$(7,603)
European Monetary Union	0.0 *	144
Great Britain	0.1	3,640
Japan	0.1	4,083
United States	(0.2)	(8,608)
Other	0.5	23,198

Total futures and forward contracts by country composition	0.3%	$14,854

*	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2012

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	1.0%	70,632

Total unrealized appreciation on open forward contracts	1.0	$70,632

Unrealized depreciation on open forward contracts
Currency	(0.6)	(41,179)

Total unrealized depreciation on open forward contracts	(0.6)	(41,179)

Total forward contracts, at fair value	0.4%	$29,453

Futures contracts purchased
Currency	(0.1)%	$(4,175)
Energy	0.6	40,059
Financial	0.9	64,229
Indices	1.5	105,778
Metals	(2.5)	(175,823)

Total futures contracts purchased	0.4	30,068

Futures contracts sold
Currency	1.6	111,928
Energy	0.1	3,491
Financial	0.0 *	580
Food & Fiber	0.7	50,466
Indices	(0.0)*	(227)
Metals	(1.4)	(96,355)

Total futures contracts sold	1.0	69,883

Total futures contracts, at fair value	1.4%	$99,951

Futures and forward contracts by country composition
Australia	0.2%	$14,303
European Monetary Union	(0.1)	(9,327)
Great Britain	(0.1)	(4,604)
Japan	1.6	111,827
United States	(0.8)	(55,912)
Other	1.0	73,117

Total futures and forward contracts by country composition	1.8%	$129,404

*	Due to rounding – amount is less than 0.05%

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES B

STATEMENTS OF OPERATIONS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Investment income
Interest income	$902	$1,540
Other income	19	450

Total investment income	921	1,990

Expenses
Brokerage commissions	172,723	289,361
Management fee	136,131	211,520
Selling commission	51,716	104,986
Operating expenses	45,377	70,506
Loss on MF Global	—	5,839
Other	11,219	10,890

Total expenses	417,166	693,102

Net investment loss	$(416,245)	$(691,112)

Realized and unrealized gain (loss) on investments
Net realized loss on futures and forward contracts	$(466,637)	$(762,430)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(114,550)	744,902

Net loss on investments	$(581,187)	$(17,528)

Net decrease in net assets from operations	$(997,432)	$(708,640)

Net decrease in net assets from operations per Series B-1 Unit (based upon weighted average number of units outstanding during period)*	$(177.73)	$(105.27)

Net decrease in net assets from operations per Series B-1 Unit (based upon change in net asset value per unit during period)	$(197.38)	$(131.03)

Net decrease in net assets from operations per Series B-2 Unit (based upon weighted average number of units outstanding during period) **	$(198.06)	$(89.97)

Net decrease in net assets from operations per Series B-2 Unit (based upon change in net asset value per unit during period)	$(191.19)	$(113.77)

*	Weighted average number of Units outstanding for Series B-1 for the Years Ended December 31, 2013 and December 31, 2012: 2,318.575 and 4,102.09, respectively.
**	Weighted average number of Units outstanding for Series B-2 for the Years Ended December 31, 2013 and December 31, 2012: 2,955.433 and 3,076.50, respectively.

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES B

STATEMENTS OF CHANGES IN NET ASSETS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Decrease in net assets from operations
Net investment loss	$(416,245)	$(691,112)
Net realized loss on futures and forward contracts	(466,637)	(762,430)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(114,550)	744,902

Net decrease in net assets from operations	(997,432)	(708,640)
Capital share transactions
Issuance of Units	1,201,316	1,026,558
Redemption of Units	(2,877,944)	(2,813,948)

Net decrease in net assets from capital share transactions	(1,676,628)	(1,787,390)

Net decrease in net assets	(2,674,060)	(2,496,030)
Net assets, beginning of year	7,044,263	9,540,293

Net assets, end of year	$4,370,203	$7,044,263

Series B-1 Units, beginning of year	3,258.284	4,524.265
Issuance of Series B-1 Units	184.070	309.453
Redemption of Units	(1,592.618)	(1,575.434)

Series B-1 Units, end of year	1,849.736	3,258.284

Series B-2 Units, beginning of year	2,885.689	3,015.557
Issuance of Series B-2 Units	787.099	512.776
Redemption of Units	(980.835)	(642.644)

Series B-2 Units, end of year	2,691.953	2,885.689

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P. – SERIES B

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and December 31, 2012

	2013	2012
Cash flows from operating activities
Net decrease in net assets from operations	$(997,432)	$(708,640)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Purchases of U.S. government securities	—	(3,699,241)
Sales and maturities of U.S. government securities	—	6,400,000
Amortization of discounts and premiums	—	(759)
Increase in due from brokers	1,911,833	1,922,028
Increase (decrease) in unrealized appreciation on open forward contracts	70,632	(4,944)
Increase (decrease) in unrealized depreciation on open forward contracts	(41,175)	(2,980)
Increase (decrease) in futures contracts purchased	93,779	(855,607)
Increase in futures contracts sold	(8,686)	118,629
Decrease in management fees payable	(4,768)	(26,421)
Decrease in fees payable	(4,727)	(23,842)

Net cash provided by operating activities	1,019,456	3,118,223

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	1,195,565	454,309
Redemptions, net of change in redemptions payable	(2,736,929)	(2,844,016)

Net cash used in financing activities	(1,541,364)	(2,389,707)

Net increase (decrease) in cash	(521,908)	728,516
Cash, beginning of year	1,707,327	978,811

Cash, end of year	$1,185,419	$1,707,327

See accompanying notes to financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. – SERIES A and SUPERFUND GOLD, L.P. – SERIES B

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

(b)	Valuation of Investments in Futures Contracts and Forward Contracts

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

Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statements of assets and liabilities as gross gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting - Balance Sheet.

Set forth herein are instruments and transactions eligible for offset in the Statements of Assets and Liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of December 31, 2013, the Fund had on deposit $4,497,932 at ADM Investor Services, Inc., $621,042 at Barclays Capital Inc. and $2,737,398 at Citigroup Global Markets Inc. As of December 31, 2013, Series A had on deposit $2,493,850 at ADM Investor Services, Inc., $218,513 at Barclays Capital Inc. and $1,654,528 at Citigroup Global Markets Inc. As of December 31, 2013, Series B had on deposit $2,004,082 at ADM Investor Services, Inc., $402,529 at Barclays Capital Inc. and $1,082,870 at Citigroup Global Markets Inc.

(e)	Income Taxes

The Fund does not record a provision for U.S. income taxes because the partners report their share of the Fund’s income or loss on their returns. The financial statements reflect the Fund’s transactions without adjustment, if any, required for income tax purposes.

Superfund Capital Management has evaluated the application of ASC 740, Income Taxes (“ASC 740”) to the Fund, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Fund has determined no reserves for uncertain tax position are required to be recorded as a result of the application of ASC 740. The Fund is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded in the accompanying financial statements. The Fund files federal and various state tax returns. The 2010 through 2013 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

(g)	Recently Issued Accounting Pronouncements

ASU 2013-08

In June 2013, FASB ASU No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 contains new guidance regarding the approach to investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company and information required to be provided to any of its investees. The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Superfund Capital Management is evaluating the impact of ASU 2013-08 on the financial statements and disclosures.

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

In January 2013, FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instrument and derivative instruments that are either (a) offset, or (b) subject to a master netting agreement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. Adoption did not have a material impact on the Funds’ financial statements.

ASU 2011-04

In May 2011, FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. The Fund adopted ASU 2011-04 as of January 1, 2012. The adoption of the provisions of ASU 2011-04 has not had a material impact on the Fund’s financial statement disclosures.

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

Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives typically fall within level 1 or level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. The Fund has exposure to exchange-traded derivative contracts through the Fund’s trading of exchange-traded futures contracts. The Fund’s exchange-traded futures contract positions are valued daily at settlement prices published by the applicable exchanges. In such cases, provided they are deemed to be actively traded, exchange- traded derivatives are classified within level 1 of the fair value hierarchy. Less actively traded exchange-traded derivatives fall within level 2 of the fair value hierarchy.

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

Certain OTC derivatives traded in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market for similar instruments, as well as unobservable level 3 inputs. Subsequent to initial recognition, the Fund updates the level 1 and level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period.

As of and during the years ended December 31, 2013 and December 31, 2012, the Fund held no investments or derivative contracts valued using level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities measured at fair value on a recurring basis by the ASC 820 fair value hierarchy as of December 31, 2013:

Superfund Gold, L.P.

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$3	$—	$3	$—
Futures contracts purchased	434,347	434,347	—
Futures contracts sold	336,188	336,188	—	—

Total Assets Measured at Fair Value	$770,538	$770,535	$3	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$5	$—	$5	$—
Futures contracts purchased	623,378	623,378	—	—
Futures contracts sold	190,551	190,551	—	—

Total Liabilities Measured at Fair Value	$813,934	$813,929	$5	$—

Superfund Gold, L.P. – Series A

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$3	$—	$3	$—
Futures contracts purchased	254,637	254,637	—
Futures contracts sold	177,920	177,920	—	—

Total Assets Measured at Fair Value	$432,560	$432,557	$3	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$1	$—	$1	$—
Futures contracts purchased	379,957	379,957	—	—
Futures contracts sold	110,852	110,852	—	—

Total Liabilities Measured at Fair Value	$490,810	$490,809	$1	$—

Superfund Gold, L.P. – Series B

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Futures contracts purchased	$179,710	$179,710	$—	$—
Futures contracts sold	158,268	158,268	—	—

Total Assets Measured at Fair Value	$337,978	$337,978	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$4	$—	$4	$—
Futures contracts purchased	243,421	243,421	—	—
Futures contracts sold	79,699	79,699	—	—

Total Liabilities Measured at Fair Value	$323,124	$323,120	$4	$—

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of December 31, 2012:

Superfund Gold, L.P.

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$182,189	$—	$182,189	$—
Futures contracts purchased	30,068	30,068	—
Futures contracts sold	155,131	155,131	—	—

Total Assets Measured at Fair Value	$367,388	$185,199	$182,189	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$101,789	$—	$101,789	$—
Futures contracts purchased	89,610	89,610	—	—

Total Liabilities Measured at Fair Value	$191,399	$89,610	$101,789	$—

Superfund Gold, L.P. – Series A

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$111,557	$—	$111,557	$—
Futures contracts sold	85,248	85,248	—	—

Total Assets Measured at Fair Value	$196,805	$85,248	$111,557	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$60,610	$—	$60,610	$—
Futures contracts purchased	89,610	89,610	—	—

Total Liabilities Measured at Fair Value	$150,220	$89,610	$60,610	$—

Superfund Gold, L.P. – Series B

	Balance December 31, 2012	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$70,632	$—	$70,632	$—
Futures contracts purchased	30,068	30,068	—
Futures contracts sold	69,883	69,883	—	—

Total Assets Measured at Fair Value	$170,583	$99,951	$70,632	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$41,179	$—	$41,179	$—

Total Liabilities Measured at Fair Value	$41,179	$—	$41,179	$—

For the years ended December 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 assets and liabilities.

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

Superfund Capital Management believes futures and forward unrealized gains and losses expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$3	$—	$3
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(5)	(5)
Futures contracts	Futures contracts purchased	434,347	(623,378)	(189,031)
Futures contracts	Futures contracts sold	336,188	(190,551)	145,637

Totals		$770,538	$(813,934)	$(43,396)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$182,189	$—	$182,189
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(101,789)	(101,789)
Futures contracts	Futures contracts purchased	30,068	(89,610)	(59,542)
Futures contracts	Futures contracts sold	155,131	—	155,131

Totals		$367,388	$(191,399)	$175,989

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(328,276)	$(80,402)
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(2,213,769)	(138,983)

Total		$(2,542,045)	$(219,385)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain(Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$263,199	$40,809
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(1,896,707)	1,954,468

Total		$(1,633,508)	$1,995,277

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$3	0.0	*	$—	—	$—	—		$(5)	(0.0)*	$(2)
Currency	34,356	0.3		(13,987)	(0.1)	67,051	0.5		(3,916)	(0.0)*	83,504
Financial	—	—		(11,330)	(0.1)	115,315	0.9		(11,094)	(0.1)	92,891
Food & Fiber	4,780	0.0	*	(35,294)	(0.3)	61,459	0.5		—	—	30,945
Indices	226,092	1.8		(13,372)	(0.1)	168	0.0	*	(11,208)	(0.1)	201,680
Metals	113,479	0.9		(424,270)	(3.3)	92,195	0.7		(164,333)	(1.3)	(382,929)
Energy	55,539	0.4		(120,204)	(0.9)	—	—		—	—	(64,665)
Livestock	100	0.0	*	(4,920)	(0.0)*	—	—		—	—	(4,820)

Totals	$434,349	3.4		$(623,377)	(4.9)	$336,188	2.7		$(190,556)	(1.5)	$(43,396)

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$181,362	0.8	$(16,748)	(0.1)	$827	0.0	*	$(85,041)	(0.4)	$80,400
Currency	80,981	0.4	(91,145)	(0.4)	260,503	1.2		(2,294)	(0.0)*	248,045
Financial	172,165	0.8	(15,042)	(0.1)	1,613	0.0	*	—	—	158,736
Food & Fiber	—	—	—	—	123,461	0.5		(3,116)	(0.0)*	120,345
Indices	365,180	1.6	(95,225)	(0.4)	—	—		(504)	(0.0)*	269,451
Metals	88,702	0.4	(658,888)	(2.9)	226,985	1.0		(448,613)	(2.0)	(791,814)
Energy	94,444	0.4	(714)	(0.0)*	194,796	0.9		(197,700)	(0.9)	90,826

Totals	$982,834	4.4	$(877,762)	(3.9)	$808,185	3.6		$(737,268)	(3.3)	$175,989

*	Due to rounding

Superfund Gold, L.P. average* contract volume by market sector for the Year Ended December 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	47	34	$23	$58

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	389	201
Financial	1,448	785
Food & Fiber	83	163
Indices	1,274	103
Metals	716	347
Livestock	66	23
Energy	303	190

Total	4,326	1,846

Superfund Gold, L.P. average* contract volume by market sector for the Year Ended December 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	93	85	$495,922	$495,459

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	826	930
Financial	2,395	552
Food & Fiber	88	182
Indices	1,087	664
Metals	771	240
Livestock	31	110
Energy	385	368

Total	5,676	3,131

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Year Ended December 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(328,276)	$(80,402)	$(408,678)
Currency	(448,607)	(164,541)	(613,148)
Financial	644,407	(65,845)	578,562
Food & Fiber	(488,863)	(89,400)	(578,263)
Indices	2,340,038	(67,771)	2,272,267
Metals	(3,893,370)	408,885	(3,484,485)
Livestock	80,430	(4,820)	75,610
Energy	(447,804)	(155,491)	(603,295)

Total net trading losses	$(2,542,045)	$(219,385)	$(2,761,430)

	For the Year Ended December 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$263,199	$40,809	$304,008
Currency	(1,162,365)	94,280	(1,068,085)
Financial	639,203	164,793	803,996
Food & Fiber	(737,597)	66,335	(671,262)
Indices	26,837	202,387	229,224
Metals	(1,278,198)	1,352,838	74,640
Livestock	(64,462)	(18,950)	(83,412)
Energy	679,875	92,785	772,660

Total net trading gains (losses)	$(1,633,508)	$1,995,277	$361,769

Superfund Gold, L.P. - Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$3	$—	$3
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(1)	(1)
Futures contracts	Futures contracts purchased	254,637	(379,957)	(125,320)
Futures contracts	Futures contracts sold	177,920	(110,852)	67,068

Totals		$432,560	$(490,810)	$(58,250)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$111,557	$—	$111,557
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(60,610)	(60,610)
Futures contracts	Futures contracts purchased	—	(89,610)	(89,610)
Futures contracts	Futures contracts sold	85,248	—	85,248

Totals		$196,805	$(150,220)	$46,585

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(193,940)	$(50,945)
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(1,881,468)	(53,890)

Total		$(2,075,408)	$(104,835)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized gain on futures and forward contracts	$121,297	$32,885
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(992,375)	1,217,490

Total		$(871,078)	$1,250,375

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$3	0.0	*	$—	—	$—	—		$(1)	(0.0)*	$2
Currency	19,106	0.2		(7,387)	(0.1)	37,407	0.5		(2,118)	(0.0)*	47,008
Financial	—	—		(6,327)	(0.1)	61,890	0.7		(6,511)	(0.1)	49,052
Food & Fiber	4,780	0.1		(20,582)	(0.2)	31,349	0.4		—	—	15,547
Indices	125,924	1.5		(5,776)	(0.1)	112	0.0	*	(6,469)	(0.1)	113,791
Metals	68,111	0.8		(276,060)	(3.3)	47,162	0.6		(95,754)	(1.2)	(256,541)
Energy	36,615	0.4		(60,704)	(0.7)	—	—		—	—	(24,089)
Livestock	100	0.0	*	(3,120)	(0.0)*	—	—		—	—	(3,020)

Totals	$254,639	3.1		$(379,956)	(4.6)	$177,920	2.1		$(110,853)	(1.3)	$(58,250)

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$111,070	0.7	$(9,470)	(0.1)	$487	0.0	*	$(51,140)	(0.3)	$50,947
Currency	47,906	0.4	(53,895)	(0.4)	147,619	1.0		(1,338)	(0.0)*	140,292
Financial	101,664	0.7	(8,770)	(0.1)	1,033	0.0	*	—	—	93,927
Food & Fiber	—	—	—	—	71,612	0.5		(1,733)	(0.0)*	69,879
Indices	220,513	1.5	(56,336)	(0.4)	—	—		(277)	(0.0)*	163,900
Metals	50,177	0.3	(444,540)	(2.9)	132,145	0.9		(257,418)	(1.7)	(519,636)
Energy	54,057	0.4	(386)	(0.0)*	105,825	0.7		(112,220)	(0.8)	47,276

Totals	$585,387	4.0	$(573,397)	(3.9)	$458,721	3.1		$(424,126)	(2.8)	$46,585

*	Due to rounding

Series A average* contract volume by market sector for the Year Ended December 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	24	17	$13	$33

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	216	114
Financial	819	431
Food & Fiber	48	92
Indices	727	58
Metals	411	199
Livestock	40	12
Energy	173	103

Total	2,458	1,026

Series A average* contract volume by market sector for the Year Ended December 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	48	44	$271,002	$272,449

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	450	500
Financial	1,301	300
Food & Fiber	47	100
Indices	603	356
Metals	435	131
Livestock	17	60
Energy	211	204

Total	3,112	1,695

*	Based on quarterly holdings

Series A trading results by market sector:

	For the Year Ended December 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(193,940)	$(50,945)	$(244,885)
Currency	(267,057)	(93,284)	(360,341)
Financial	399,109	(44,875)	354,234
Food & Fiber	(291,672)	(54,332)	(346,004)
Indices	1,338,054	(50,109)	1,287,945
Metals	(2,801,957)	263,095	(2,538,862)
Livestock	49,830	(3,020)	46,810
Energy	(307,775)	(71,365)	(379,140)

Total net trading losses	$(2,075,408)	$(104,835)	$(2,180,243)

	For the Year Ended December 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$121,297	$32,885	$154,182
Currency	(570,390)	59,429	(510,961)
Financial	348,139	97,969	446,108
Food & Fiber	(406,993)	41,534	(365,459)
Indices	100,339	133,157	233,496
Metals	(748,732)	845,222	96,490
Livestock	(46,044)	(9,670)	(55,714)
Energy	331,306	49,849	381,155

Total net trading gains (losses)	$(871,078)	$1,250,375	$379,297

Superfund Gold, L.P. - Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(4)	$(4)
Futures contracts	Futures contracts purchased	179,710	(243,421)	(63,711)
Futures contracts	Futures contracts sold	158,268	(79,699)	78,569

Totals		$337,978	$(323,124)	$14,854

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Assets and Liabilities, as of December 31, 2012, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012	Liability Derivatives at December 31, 2012	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$70,632	$—	$70,632
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(41,179)	(41,179)
Futures contracts	Futures contracts purchased	30,068	—	30,068
Futures contracts	Futures contracts sold	69,883	—	69,883

Totals		$170,583	$(41,179)	$129,404

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(134,336)	$(29,457)
Futures contracts	Net realized/unrealized loss on futures and forward contracts	(332,301)	(85,093)

Total		$(466,637)	$(114,550)

Effects of Derivative Instruments on the Statement of Operations for the Year Ended December 31, 2012:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$141,902	$7,924
Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(904,332)	736,978

Total		$(762,430)	$744,902

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—	$—	—	$—	—		$(4)	(0.0)*	$(4)
Currency	15,250	0.3	(6,600)	(0.2)	29,644	0.7		(1,798)	(0.0)*	36,496
Financial	—	—	(5,003)	(0.1)	53,425	1.2		(4,583)	(0.1)	43,839
Food & Fiber	—	—	(14,712)	(0.3)	30,110	0.7		—	—	15,398
Indices	100,168	2.3	(7,596)	(0.2)	56	0.0	*	(4,739)	(0.1)	87,889
Metals	45,368	1.0	(148,210)	(3.4)	45,033	1.0		(68,579)	(1.6)	(126,388)
Energy	18,924	0.4	(59,500)	(1.4)	—	—		—	—	(40,576)
Livestock	—	—	(1,800)	(0.0)*	—	—		—	—	(1,800)

Totals	$179,710	4.1	$(243,421)	(5.6)	$158,268	3.6		$(79,703)	(1.8)	$14,854

*	Due to rounding

	As of December 31, 2012
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$70,292	1.0	$(7,278)	(0.1)	$340	0.0	*	$(33,901)	(0.5)	$29,453
Currency	33,075	0.5	(37,250)	(0.5)	112,884	1.5		(956)	(0.0)*	107,753
Financial	70,501	1.0	(6,272)	(0.1)	580	0.0	*	—	—	64,809
Food & Fiber	—	—	—	—	51,849	0.7		(1,383)	(0.0)*	50,466
Indices	144,667	2.0	(38,889)	(0.6)	—	—		(227)	(0.0)*	105,551
Metals	38,525	0.5	(214,348)	(3.0)	94,840	1.3		(191,195)	(2.7)	(272,178)
Energy	40,387	0.6	(328)	(0.0)*	88,971	1.3		(85,480)	(1.2)	43,550

Totals	$397,447	5.6	$(304,365)	(4.3)	$349,464	4.8		$(313,142)	(4.4)	$129,404

Series B average* contract volume by market sector for the Year Ended December 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	23	17	$10	$25

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	173	87
Financial	629	354
Food & Fiber	35	71
Indices	547	45
Metals	305	148
Livestock	26	11
Energy	130	87

Total	1,868	820

Series B average* contract volume by market sector for the Year Ended December 31, 2012:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	45	41	$224,920	$223,010

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	376	430
Financial	1,094	252
Food & Fiber	41	82
Indices	484	308
Metals	336	109
Livestock	14	50
Energy	174	164

Total	2,564	1,436

*	Based on quarterly holdings

Series B trading results by market sector:

	For the Year Ended December 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(134,336)	$(29,457)	$(163,793)
Currency	(181,550)	(71,257)	(252,807)
Financial	245,298	(20,970)	224,328
Food & Fiber	(197,191)	(35,068)	(232,259)
Indices	1,001,984	(17,662)	984,322
Metals	(1,091,413)	145,790	(945,623)
Livestock	30,600	(1,800)	28,800
Energy	(140,029)	(84,126)	(224,155)

Total net trading losses	$(466,637)	$(114,550)	$(581,187)

	For the Year Ended December 31, 2012
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$141,902	$7,924	$149,826
Currency	(591,975)	34,851	(557,124)
Financial	291,064	66,824	357,888
Food & Fiber	(330,604)	24,801	(305,803)
Indices	(73,502)	69,230	(4,272)
Metals	(529,466)	507,616	(21,850)
Livestock	(18,418)	(9,280)	(27,698)
Energy	348,569	42,936	391,505

Total net trading gains (losses)	$(762,430)	$744,902	$(17,528)

(4)	Due from/to Brokers

Due from brokers consist of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers represent margin borrowings that are collateralized by certain securities. As of December 31, 2013, there were no amounts due to brokers.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum) when considered together, not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income or any changes in net asset due to changes in value of the Fund’s dollar for dollar gold position. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Capital Management receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, LLC, an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under “Selling commission” in the Statements of Operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds of such Unit.

As of December 31, 2013, Superfund Capital Management owned 514.918 Units of Series A-1, representing 8.9% of the total issued Units of Series A-1, and 434.258 Units of Series B-1, representing 23.5% of the total issued Units of Series B-1, having a combined value of $954,464. Losses allocated to Units of Series A-1 and Series B-1 owned by Superfund Capital Management were $260,564 for the year ended December 31, 2013. As of December 31, 2012, Superfund Capital Management owned 514.918 Units of Series A-1, representing 6.11% of the total issued Units of Series A-1, and 434.258 Units of Series B-1, representing 13.33% of the total issued Units of Series B-1, having a combined value of $1,215,022. Losses allocated to Units of Series A-1 and Series B-1 owned by Superfund Capital Management were $94,552 for the year ended December 31, 2012. Superfund Capital Management did not make any contributions to or withdrawals from any Series during year ended December 31, 2013. Superfund Capital Management’s ownership of Units of Series A-1 and Series B-1 is included in the overall changes in capital activity reported in the Statements of Changes in Net Assets.

(7)	Financial Highlights

Financial highlights for year ended December 31, 2013, are as follows:

	SERIES A-1	SERIES A-2
Total return*
Total return before incentive fees	(23.9)%	(22.3)%
Incentive fees	0.0	0.0

Total return after incentive fees	(23.9)%	(22.3)%

Ratio to average partners’ capital
Operating expenses before incentive fees	6.9%	4.9%
Incentive fees	0.0	0.0

Total expenses	6.9%	4.9%

Net investment loss	(6.9)%	(4.9)%
Net asset value per unit, beginning of year	$1,423.03	$1,577.45
Net investment loss	(88.81)	(70.73)
Net loss on investments	(250.76)	(281.35)

Net asset value per unit, end of year	$1,083.46	$1,225.37

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during year)	$(335.31)	$(350.02)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$(339.57)	$(352.08)

Financial highlights for year ended December 31, 2013, are as follows:

	SERIES B-1	SERIES B-2
Total return*
Total return before incentive fees	(17.8)%	(16.1)%
Incentive fees	0.0	0.0

Total return after incentive fees	(17.8)%	(16.1)%

Ratio to average partners’ capital
Operating expenses before incentive fees	7.9%	6.0%
Incentive fees	0.0	0.0

Total expenses	7.9%	6.0%

Net investment loss	(7.9)%	(6.0)%
Net asset value per unit, beginning of year	$1,110.58	$1,187.13
Net investment loss	(83.79)	(68.69)
Net loss on investments	(113.59)	(122.50)

Net asset value per unit, end of year	$913.20	$995.94

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during year)	$(177.73)	$(198.06)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$(197.38)	$(191.19)

Financial highlights for year ended December 31, 2012, are as follows:

	SERIES A-1	SERIES A-2
Total return*
Total return before incentive fees and MF Global	(4.8)%	(2.9)%
Incentive fees	0.0	0.0
MF Global	0.0	0.0

Total return after incentive fees	(4.8)%	(2.9)%

Ratio to average partners’ capital
Operating expenses before incentive fees	7.2%	5.1%
Incentive fees	0.0	0.0
MF Global	0.0	0.0

Total expenses	7.2%	5.1%

Net investment loss	(7.2)%	(5.2)%
Net asset value per unit, beginning of year	$1,496.15	$1,625.63
Net investment loss	(111.73)	(87.81)
Net gain on investments	38.61	39.63

Net asset value per unit, end of year	$1,423.03	$1,577.45

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during year)	$(78.96)	$(39.22)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$(73.12)	$(48.18)

Financial highlights for year ended December 31, 2012, are as follows:

	SERIES B-1	SERIES B-2
Total return*
Total return before incentive fees and MF Global	(10.5)%	(8.7)%
Incentive fees	0.0	0.0
MF Global	(0.1)	(0.1)

Total return after incentive fees	(10.6)%	(8.8)%

Ratio to average partners’ capital
Operating expenses before incentive fees	8.2%	6.2%
Incentive fees	0.0	0.0
MF Global	0.1	0.1

Total expenses	8.3%	6.3%

Net investment loss	(8.2)%	(6.3)%
Net asset value per unit, beginning of year	$1,241.61	$1,300.90
Net investment loss	(104.78)	(83.87)
Net loss on investments	(26.25)	(29.90)

Net asset value per unit, end of year	$1,110.58	$1,187.13

*	Total return is calculated for each Series of the Fund taken as a whole. An individual investor’s return may vary from these returns based on the timing of capital transactions.

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average Number of Units during year)	$(105.27)	$(89.97)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit during year)	$(131.03)	$(113.77)

(8)	Financial Instrument Risk

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

For the Fund, gross unrealized gains and losses related to exchange traded futures were $770,534 and $813,928, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $3 and $5, respectively, at December 31, 2013.

For Series A, gross unrealized gains and losses related to exchange traded futures were $432,556 and $490,808, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $3 and $1, respectively, at December 31, 2013.

For Series B, gross unrealized gains and losses related to exchange traded futures were $337,978 and $323,120, respectively, and gross unrealized gains and losses related to non-exchange traded forwards were $0 and $4, respectively, at December 31, 2013.

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

Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscription funds are required to be promptly transmitted to the escrow agent, U.S. Bank National Association. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or the subscription funds are returned.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2014.

SUPERFUND GOLD, L.P.
(Registrant)

By:	SUPERFUND CAPITAL MANAGEMENT, INC.
General Partner

By:	/s/ Nigel James
Nigel James
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Superfund Capital Management, the general partner of the registrant, and in the capacities and on the dates indicated.

Title with
Signature	Superfund Capital Management	Date

/s/ Nigel James Nigel James	President (Principal Executive Officer)	March 27, 2014

/s/ Martin Schneider Martin Schneider	Vice President and Director (Principal Financial Officer)	March 27, 2014

(Being the principal executive officer and the principal financial officer, and a majority of the board of directors of Superfund Capital Management)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d -14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on April 12, 2013, with Superfund Gold, L.P.’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-179534).

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