Form 10-Q
period 2014-03-31
SUPERFUND GOLD, L.P.
filed 2014-05-14
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold, L.P. Series B are included in Item 1:

SUPERFUND GOLD, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

As of March 31, 2014 and December 31, 2013

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Due from brokers	$4,637,565	$7,856,372
Unrealized appreciation on open forward contracts	6	3
Unrealized gain on futures contracts purchased	209,502	434,347
Unrealized gain on futures contracts sold	136,596	336,188
Cash	7,381,786	5,499,481

Total assets	12,365,455	14,126,391

LIABILITIES
Unrealized depreciation on open forward contracts	166	5
Unrealized loss on futures contracts purchased	182,942	623,378
Unrealized loss on futures contracts sold	51,282	190,551
Subscriptions received in advance	34,314	15,000
Redemptions payable	541,032	583,958
Management fees payable	22,682	24,932
Fees payable	18,922	22,160

Total liabilities	851,340	1,459,984

NET ASSETS	$11,514,115	$12,666,407

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2014

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0 *%	$6

Total unrealized appreciation on open forward contracts	0.0 *	6

Unrealized depreciation on open forward contracts
Currency	(0.0)*	(166)

Total unrealized depreciation on open forward contracts	(0.0)*	(166)

Total forward contracts, at fair value	(0.0)*%	$(160)

Futures contracts purchased
Currency	(0.1)%	$(13,026)
Energy	0.0 *	3,697
Financial	0.2	17,528
Food & Fiber	0.7	79,904
Indices	0.4	43,673
Livestock	0.1	13,130
Metals	(1.0)	(118,346)

Total futures contracts purchased	0.2	26,560

Futures contracts sold
Currency	0.2	19,982
Energy	(0.1)	(6,686)
Financial	0.0 *	1,599
Food & Fiber	(0.1)	(13,111)
Indices	0.2	22,349
Metals	0.5	61,181

Total futures contracts sold	0.7	85,314

Total futures contracts, at fair value	1.0%	$111,874

Futures and forward contracts by country composition
Australia	0.1%	$9,740
European Monetary Union	0.1	14,740
Great Britain	(0.0)*	(3,245)
Japan	(0.1)	(15,882)
United States	0.9	108,287
Other	(0.0)	(1,926)

Total futures and forward contracts by country composition	1.0%	$111,714

*   Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0 *%	$3

Total unrealized appreciation on open forward contracts	0.0 *	3

Unrealized depreciation on open forward contracts
Currency	(0.0)*	(5)

Total unrealized depreciation on open forward contracts	(0.0)*	(5)

Total forward contracts, at fair value	(0.0)*%	$(2)

Futures contracts purchased
Currency	0.2%	$20,369
Energy	(0.5)	(64,665)
Financial	(0.1)	(11,330)
Food & Fiber	(0.2)	(30,514)
Indices	1.7	212,720
Livestock	(0.0)*	(4,820)
Metals	(2.5)	(310,791)

Total futures contracts purchased	(1.4)	(189,031)

Futures contracts sold
Currency	0.5	63,135
Energy	0.8	104,221
Financial	0.5	61,459
Food & Fiber	(0.1)	(11,040)
Metals	(0.6)	(72,138)

Total futures contracts sold	1.1	145,637

Total futures contracts, at fair value	(0.3)%	$(43,394)

Futures and forward contracts by country composition
Australia	(0.1)%	$(17,985)
European Monetary Union	0.0	268
Great Britain	0.0	6,192
Japan	0.1	13,085
United States	(0.8)	(97,305)
Other	0.4	52,349

Total futures and forward contracts by country composition	(0.3)%	$(43,396)

*   Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
Investment income
Interest income	$426	$710
Other income	7	1

Total investment income	433	711

Expenses
Brokerage commissions	89,627	152,072
Management fees	71,455	126,459
Selling commissions	38,212	77,685
Operating expenses	23,818	42,156
Other	3,035	5,961

Total expenses	226,147	404,333

Net investment loss	(225,714)	(403,622)

Realized and unrealized gain on investments
Net realized gain on futures and forward contracts	710,782	400,424
Net change in unrealized appreciation on futures and forward contracts	155,110	825,377

Net gain on investments	865,892	1,225,801

Net increase in net assets from operations	$640,178	$822,179

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2014	2013
Increase in net assets from operations
Net investment loss	$(225,714)	$(403,622)
Net realized gain on futures and forward contracts	710,782	400,424
Net change in unrealized appreciation on futures and forward contracts	155,110	825,377

Net increase in net assets from operations	640,178	822,179
Capital share transactions
Issuance of Units	323,790	416,885
Redemption of Units	(2,116,260)	(2,968,883)

Net decrease in net assets from capital share transactions	(1,792,470)	(2,551,998)

Net decrease in net assets	(1,152,292)	(1,729,819)
Net assets, beginning of period	12,666,407	22,366,689

Net assets, end of period	$11,514,115	$20,636,870

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net increase in net assets from operations	$640,178	$822,179
Adjustment to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in due from brokers	3,218,807	373,654
Increase (decrease) in unrealized appreciation on open forward contracts	(3)	121,901
Increase (decrease) in unrealized depreciation on open forward contracts	161	(78,287)
Decrease in futures contracts purchased	(215,591)	(326,450)
Increase (decrease) in futures contracts sold	60,323	(542,541)
Decrease in management fees payable	(2,250)	(1,225)
Decrease in fees payable	(3,238)	(1,027)

Net cash provided by operating activities	3,698,387	368,204

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	343,104	508,090
Redemptions, net of change in redemptions payable	(2,159,186)	(1,889,334)

Net cash used in financing activities	(1,816,082)	(1,381,244)

Net increase (decrease) in cash	1,882,305	(1,013,040)
Cash, beginning of period	5,499,481	9,250,263

Cash, end of period	$7,381,786	$8,237,223

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

As of March 31, 2014 and December 31, 2013

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Due from brokers	$2,526,289	$4,366,891
Unrealized appreciation on open forward contracts	4	3
Unrealized gain on futures contracts purchased	121,657	254,637
Unrealized gain on futures contracts sold	80,237	177,920
Cash	5,391,273	4,314,062

Total assets	8,119,460	9,113,513

LIABILITIES
Unrealized depreciation on open forward contracts	94	1
Unrealized loss on futures contracts purchased	110,173	379,957
Unrealized loss on futures contracts sold	29,988	110,852
Subscriptions received in advance	21,000	15,000
Redemptions payable	453,420	279,141
Management fees payable	14,922	16,139
Fees payable	14,172	16,219

Total liabilities	643,769	817,309

NET ASSETS	$7,475,691	$8,296,204

Superfund Gold, L.P. Series A-1 Net Assets	$5,344,331	$6,261,154

Number of Units outstanding	4,694.852	5,778.843

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,138.34	$1,083.46

Superfund Gold, L.P. Series A-2 Net Assets	$2,131,360	$2,035,050
Number of Units outstanding	1,647.218	1,660.757

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,293.91	$1,225.37

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2014

	Percentage of Net Assets		Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0	*%	$4

Total unrealized appreciation on open forward contracts	0.0	*	4

Unrealized depreciation on open forward contracts
Currency	0.0	*	(94)

Total unrealized depreciation on open forward contracts	0.0	*	(94)

Total forward contracts, at fair value	0.0	*%	$(90)

Futures contracts purchased
Currency	(0.1)%		$(6,438)
Energy	0.0	*	3,056
Financial	0.1		9,883
Food & Fiber	0.6		45,821
Indices	0.3		26,101
Livestock	0.1		8,070
Metals	(1.0)		(75,009)

Total futures contracts purchased	0.2		11,484

Futures contracts sold
Currency	0.1		11,113
Energy	(0.0	)*	(3,343)
Financial	0.0	*	844
Food & Fiber	(0.0	)*	(90)
Indices	(0.3)		(19,456)
Metals	0.8		61,181

Total futures contracts sold	0.7		50,249

Total futures contracts, at fair value	0.8%		$61,733

Futures and forward contracts by country composition
Australia	0.1%		$5,389
European Monetary Union	0.1		9,604
Great Britain	(0.0	)*	(1,833)
Japan	(0.1)		(8,050)
United States	0.8		59,019
Other	(0.0	)*	(2,486)

Total futures and forward contracts by country composition	0.8%		$61,643

*	Due to rounding – amount is less than 0.05%

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

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
Investment income
Interest income	$228	$414
Other income	4	1

Total investment income	232	415

Expenses
Brokerage commissions	50,083	89,422
Management fees	46,930	85,889
Selling commissions	30,733	59,849
Operating expenses	15,643	28,633
Other	907	2,309

Total expenses	144,296	266,102

Net investment loss	(144,064)	(265,687)

Realized and unrealized gain on investments
Net realized gain on futures and forward contracts	441,471	36,921
Net change in unrealized appreciation on futures and forward contracts	119,893	536,207

Net gain on investments	561,364	573,128

Net increase in net assets from operations	$417,300	$307,441

Net increase in net assets from operations per Series A-1 Unit (based upon weighted average number of units outstanding during period)*	$63.82	$27.70

Net increase in net assets from operations per Series A-1 Unit (based upon change in net asset value per unit during period)	$54.88	$28.79

Net increase in net assets from operations per Series A-2 Unit (based upon weighted average number of units outstanding during period) **	$62.09	$40.55

Net increase in net assets from operations per Series A-2 Unit (based upon change in net asset value per unit during period)*	$68.54	$40.01

*	Weighted average number of Units outstanding for Series A-1 for the Three Months Ended March 31, 2014 and March 31, 2013: 4,973.00 and 8,214.28, respectively.
*	Weighted average number of Units outstanding for Series A-2 for the Three Months Ended March 31, 2014 and March 31, 2013: 1,609.33 and 1,970.92, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2014	2013
Increase in net assets from operations
Net investment loss	$(144,064)	$(265,687)
Net realized gain on futures and forward contracts	441,471	36,921
Net change in unrealized appreciation on futures and forward contracts	119,893	536,207

Net increase in net assets from operations	417,300	307,441
Capital share transactions
Issuance of Units	312,920	303,752
Redemption of Units	(1,550,733)	(1,797,985)

Net decrease in net assets from capital share transactions	(1,237,813)	(1,494,233)

Net decrease in net assets	(820,513)	(1,186,792)
Net assets, beginning of period	8,296,204	15,322,426

Net assets, end of period	$7,475,691	$14,135,634

Series A-1 Units, beginning of period	5,778.843	8,423.300
Issuance of Series A-1 Units	24.628	210.478
Redemption of Units	(1,108.619)	(828.128)

Series A-1 Units, end of period	4,694.852	7,805.650

Series A-2 Units, beginning of period	1,660.757	2,114.666
Issuance of Series A-2 Units	213.583	3.224
Redemption of Units	(227.122)	(384.771)

Series A-2 Units, end of period	1,647.218	1,733.119

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net increase in net assets from operations	$417,300	$307,441
Adjustment to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in due from brokers	1,840,602	54,230
Increase (decrease) in unrealized appreciation on open forward contracts	(1)	73,996
Increase (decrease) in unrealized depreciation on open forward contracts	93	(45,471)
Decrease in futures contracts purchased	(136,804)	(231,960)
Increase (decrease) in futures contracts sold	16,819	(332,772)
Decrease in management fees payable	(1,217)	(1,238)
Decrease in fees payable	(2,047)	(566)

Net cash provided by (used in) operating activities	2,134,745	(176,340)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	318,920	273,708
Redemptions, net of change in redemptions payable	(1,376,454)	(1,268,991)

Net cash used in financing activities	(1,057,534)	(995,283)

Net increase (decrease) in cash	1,077,211	(1,171,623)
Cash, beginning of period	4,314,062	7,542,936

Cash, end of period	$5,391,273	$6,371,313

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

As of March 31, 2014 and December 31, 2013

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Due from brokers	$2,111,276	$3,489,481
Unrealized appreciation on open forward contracts	2	—
Unrealized gain on futures contracts purchased	87,845	179,710
Unrealized gain on futures contracts sold	56,359	158,268
Cash	1,990,513	1,185,419

Total assets	4,245,995	5,012,878

LIABILITIES
Unrealized depreciation on open forward contracts	72	4
Unrealized loss on futures contracts purchased	72,769	243,421
Unrealized loss on futures contracts sold	21,294	79,699
Subscriptions received in advance	13,314	—
Redemptions payable	87,612	304,817
Management fees payable	7,760	8,793
Fees payable	4,750	5,941

Total liabilities	207,571	642,675

NET ASSETS	$4,038,424	$4,370,203

Superfund Gold, L.P. Series B-1 Net Assets	$1,216,623	$1,689,188

Number of Units outstanding	1,269.439	1,849.736

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$958.39	$913.20

Superfund Gold, L.P. Series B-2 Net Assets	$2,821,801	$2,681,015
Number of Units outstanding	2,686.213	2,691.953

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,050.48	$995.94

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of March 31, 2014

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0 *%	$2

Total unrealized appreciation on open forward contracts	0.0 *	2

Unrealized depreciation on open forward contracts
Currency	(0.0)*	(72)

Total unrealized depreciation on open forward contracts	(0.0)*	(72)

Total forward contracts, at fair value	(0.0)%	$(70)

Futures contracts purchased
Currency	(0.2)%	$(6,588)
Energy	0.0 *	641
Financial	0.2	7,645
Food & Fiber	0.8	34,083
Indices	0.4	17,572
Livestock	0.1	5,060
Metals	(1.1)	(43,337)

Total futures contracts purchased	0.4	15,076

Futures contracts sold
Currency	0.2	8,869
Energy	(0.1)	(3,343)
Financial	0.0 *	755
Indices	(0.3)	(13,021)
Metals	1.0	41,805

Total futures contracts sold	0.9	35,065

Total futures contracts, at fair value	1.2%	$50,141

Futures and forward contracts by country composition
Australia	0.1%	$4,351
European Monetary Union	0.1	5,136
Great Britain	(0.0)*	(1,412)
Japan	(0.2)	(7,832)
United States	1.2	49,268
Other	0.0 *	560

Total futures and forward contracts by country composition	1.2%	$50,071

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(4)

Total unrealized depreciation on open forward contracts	(0.0)*	(4)

Total forward contracts, at fair value	(0.0)*%	$(4)

Futures contracts purchased
Currency	0.2%	$8,650
Energy	(0.9)	(40,576)
Financial	(0.1)	(5,003)
Food & Fiber	(0.3)	(14,712)
Indices	2.1	92,572
Livestock	(0.0)*	(1,800)
Metals	(2.5)	(102,842)

Total futures contracts purchased	(1.5)	(63,711)

Futures contracts sold
Currency	0.6	27,846
Energy	1.1	48,842
Financial	0.7	30,110
Food & Fiber	(0.1)	(4,683)
Metals	(0.5)	(23,546)

Total futures contracts sold	1.8	78,569

Total futures contracts, at fair value	0.3%	$14,858

Futures and forward contracts by country composition
Australia	(0.2)%	$(7,603)
European Monetary Union	0.0 *	144
Great Britain	0.1	3,640
Japan	0.1	4,083
United States	(0.2)	(8,608)
Other	0.5	23,198

Total futures and forward contracts by country composition	0.3%	$14,854

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
Investment income
Interest income	$198	$296
Other income	3	—

Total investment income	201	296

Expenses
Brokerage commissions	39,544	62,650
Management fees	24,525	40,570
Selling commissions	7,479	17,836
Operating expenses	8,175	13,523
Other	2,128	3,652

Total expenses	81,851	138,231

Net investment loss	(81,650)	(137,935)

Realized and unrealized gain on investments
Net realized gain on futures and forward contracts	269,311	363,503
Net change in unrealized appreciation on futures and forward contracts	35,217	289,170

Net gain on investments	304,528	652,673

Net increase in net assets from operations	$222,878	$514,738

Net increase in net assets from operations per Series B-1 Unit (based upon weighted average number of units outstanding during period)*	$55.51	$84.11

Net increase in net assets from operations per Series B-1 Unit (based upon change in net asset value per unit during period)	$45.19	$80.65

Net increase in net assets from operations per Series B-2 Unit (based upon weighted average number of units outstanding during period) **	$54.84	$93.31

Net increase in net assets from operations per Series B-2 Unit (based upon change in net asset value per unit during period)*	$54.54	$92.62

*	Weighted average number of Units outstanding for Series B-1 for the Three Months Ended March 31, 2014 and March 31, 2013: 1,355.86 and 2,872.86, respectively.
*	Weighted average number of Units outstanding for Series B-2 for the Three Months Ended March 31, 2014 and March 31, 2013: 2,691.56 and 2,926.78, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31,
	2014	2013
Increase in net assets from operations
Net investment loss	$(81,650)	$(137,935)
Net realized gain on futures and forward contracts	269,311	363,503
Net change in unrealized appreciation on futures and forward contracts	35,217	289,170

Net increase in net assets from operations	222,878	514,738
Capital share transactions
Issuance of Units	10,870	113,133
Redemption of Units	(565,527)	(1,170,898)

Net decrease in net assets from capital share transactions	(554,657)	(1,057,765)

Net decrease in net assets	(331,779)	(543,027)
Net assets, beginning of period	4,370,203	7,044,263

Net assets, end of period	$4,038,424	$6,501,236

Series B-1 Units, beginning of period	1,849.736	3,258.284
Issuance of Series B-1 Units	—	8.637
Redemption of Units	(580.297)	(974.534)

Series B-1 Units, end of period	1,269.439	2,292.387

Series B-2 Units, beginning of period	2,691.953	2,885.689
Issuance of Series B-2 Units	10.751	85.326
Redemption of Units	(16.491)	(24.764)

Series B-2 Units, end of period	2,686.213	2,946.251

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net increase in net assets from operations	$222,878	$514,738
Adjustment to reconcile net increase in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in due from brokers	1,378,205	319,424
Increase (decrease) in unrealized appreciation on open forward contracts	(2)	47,905
Increase (decrease) in unrealized depreciation on open forward contracts	68	(32,816)
Decrease in futures contracts purchased	(78,787)	(94,490)
Increase (decrease) in futures contracts sold	43,504	(209,769)
Increase (decrease) in management fees payable	(1,033)	13
Decrease in fees payable	(1,191)	(461)

Net cash provided by operating activities	1,563,642	544,544

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	24,184	234,382
Redemptions, net of change in redemptions payable	(782,732)	(620,343)

Net cash used in financing activities	(758,548)	(385,961)

Net increase in cash	805,094	158,583
Cash, beginning of period	1,185,419	1,707,327

Cash, end of period	$1,990,513	$1,865,910

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. – SERIES A and SUPERFUND GOLD, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2014

SUPERFUND GOLD, L.P.

1. Nature of operations

Organization and Business

Superfund Gold, L.P. (the “Fund”), a Delaware limited partnership, commenced operations on April 1, 2009. The Fund was organized to trade speculatively in the United States (“U.S.”) and international commodity futures and forward markets using a strategy developed by Superfund Capital Management, Inc. (“Superfund Capital Management”), the general partner and trading advisor of the Fund. The Fund has issued two series of units of limited partnership interest (“Units”), each with a subseries, Series A-1/A-2 and Series B-1/B-2 (each a “Series”). Series A-1/A-2 and Series B-1/B-2 are traded and managed the same way, with the exception of the degree of leverage. Series B implements the Fund’s futures and forward trading program at a leverage level equal to approximately 1.5 times that implemented on behalf of Series A. Over the long term (periods of several years), the targeted average ratio of margin to equity for Series A is approximately 20% and approximately 30% for Series B. The leverage with which each of the Series is traded is the only difference between the Series. Sub-Series within a Series are not managed differently. Rather, Series A-1 Units and Series B-1 Units are subject to selling commissions. Series A-2 Units and Series B-2 Units are not subject to selling commissions but are available exclusively to: (i) investors participating in selling agent asset-based or fixed-fee investment programs or a registered investment adviser’s asset-based fee or fixed-fee advisory program through which an investment adviser recommends a portfolio allocation to the Fund and for which Superfund USA, LLC (“Superfund USA”) serves as selling agent, (ii) investors who purchased the Units through Superfund USA or an affiliated broker and who are commodity pools operated by commodity pool operators registered as such with the Commodity Futures Trading Commission and (iii) investors who have paid the maximum selling commission on their Series A-1 or Series B-1 Units (by re-designation of such Units as Series A-2 Units or Series B-2 Units as described herein). The foregoing eligibility requirements and selling commissions are the only differences between the Sub-Series within a Series.

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

2. Basis of presentation and significant accounting policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”) with respect to the Form 10-Q and reflect all adjustments which in the opinion of management are normal and recurring, and which are necessary for a fair statement of the results of interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013.

Valuation of Investments in Futures Contracts, and Forward Contracts

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of March 31, 2014, the Fund had on deposit $2,828,953 at ADM Investor Services, Inc., $757,878 at Barclays Capital Inc. and $1,050,734 at Citigroup Global Markets Inc. As of March 31, 2014, Series A had on deposit $1,658,574 at ADM Investor Services, Inc., $378,060 at Barclays Capital Inc. and $489,655 at Citigroup Global Markets Inc. As of March 31, 2014, Series B had on deposit $1,170,379 at ADM Investor Services, Inc., $379,818 at Barclays Capital Inc. and $561,079 at Citigroup Global Markets Inc.

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

Recently Issued Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 contains new guidance regarding the approach to investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company and information required to be provided to any of its investees. The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The adoption of the provisions of ASU 2013-08 has not had a material impact on the Fund’s financial statement disclosures.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarters ended March 31, 2014 and March 31, 2013, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of March 31, 2014 and December 31, 2013:

Superfund Gold, L.P.

	Balance March 31, 2014	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$6	$—	$6	$—
Futures contracts purchased	209,502	209,502	—	—
Futures contracts sold	136,596	136,596	—	—

Total Assets Measured at Fair Value	$346,104	$346,098	$6	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$166	$—	$166	$—
Futures contracts purchased	182,942	182,942	—	—
Futures contracts sold	51,282	51,282	—	—

Total Liabilities Measured at Fair Value	$234,390	$234,224	$166	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$3	$—	$3	$—
Futures contracts purchased	434,347	434,347	—	—
Futures contracts sold	336,188	336,188	—	—

Total Assets Measured at Fair Value	$770,538	$770,535	$3	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$5	$—	$5	$—
Futures contracts purchased	623,378	623,378	—	—
Futures contracts sold	190,551	190,551	—	—

Total Liabilities Measured at Fair Value	$813,934	$813,929	$5	$—

Superfund Gold, L.P. – Series A

	Balance March 31, 2014	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$4	$—	$4	$—
Futures contracts purchased	121,657	121,657	—	—
Futures contracts sold	80,237	80,237	—	—

Total Assets Measured at Fair Value	$201,898	$201,894	$4	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$94	$—	$94	$—
Futures contracts purchased	110,173	110,173	—	—
Futures contracts sold	29,988	29,988	—	—

Total Liabilities Measured at Fair Value	$140,255	$140,161	$94	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$3	$—	$3	$—
Futures contracts purchased	254,637	254,637	—	—
Futures contracts sold	177,920	177,920	—	—

Total Assets Measured at Fair Value	$432,560	$432,557	$3	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$1	$—	$1	$—
Futures contracts purchased	379,957	379,957	—	—
Futures contracts sold	110,852	110,852	—	—

Total Liabilities Measured at Fair Value	$490,810	$490,809	$1	$—

Superfund Gold, L.P. – Series B

	Balance March 31, 2014	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$2	$—	$2	$—
Futures contracts purchased	87,845	87,845	—	—
Futures contracts sold	56,359	56,359	—	—

Total Assets Measured at Fair Value	$144,206	$144,204	$2	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$72	$—	$72	$—
Futures contracts purchased	72,769	72,769	—	—
Futures contracts sold	21,294	21,294	—	—

Total Liabilities Measured at Fair Value	$94,135	$94,063	$72	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Futures contracts purchased	$179,710	$179,710	$—	$—
Futures contracts sold	158,268	158,268	—	—

Total Assets Measured at Fair Value	$337,978	$337,978	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$4	$—	$4	$—
Futures contracts purchased	243,421	243,421	—	—
Futures contracts sold	79,699	79,699	—	—

Total Liabilities Measured at Fair Value	$323,124	$323,120	$4	$—

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

The Fund engages in the speculative trading of forward contracts in currency and futures contracts in a wide range of commodities, including equity markets, interest rates, food and fiber, energy, livestock and metals. ASC 815 requires entities to recognize all derivatives instruments as either assets or liabilities at fair value in the statement of financial position. Investments in forward contracts and commodity futures contracts are recorded in the statements of assets and liabilities as unrealized appreciation or depreciation on open forward contracts, futures contracts purchased and futures contracts sold. Since the derivatives held or sold by the Fund are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of ASC 815. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Fund’s realized and unrealized gain (loss) on investments in the statements of operations.

Superfund Capital Management believes futures and forward trading activity expressed as a percentage of net assets is indicative of trading activity. Information concerning the fair value of the Fund’s derivatives held long or sold short, as well as information related to the annual average volume of the Fund’s derivative activity, is as follows:

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2014	Liability Derivatives at March 31, 2014	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$6	$—	$6
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(166)	(166)
Futures contracts	Futures contracts purchased	209,502	(182,942)	26,560
Futures contracts	Futures contracts sold	136,596	(51,282)	85,314

Totals		$346,104	$(234,390)	$111,714

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statements of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$3	$—	$3
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(5)	(5)
Futures contracts	Futures contracts purchased	434,347	(623,378)	(189,031)
Futures contracts	Futures contracts sold	336,188	(190,551)	145,637

Totals		$770,538	$(813,934)	$(43,396)

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(96,793)	$(158)
Futures contracts	Net realized gain on futures and forward contracts	807,575	155,268

Total		$710,782	$155,110

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(195,977)	$(43,614)
Futures contracts	Net realized gain on futures and forward contracts	596,401	868,991

Total		$400,424	$825,377

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$6	0.0	*	$(18)	(0.0)*	$—	—		$(148)	(0.0	)*	$(160)
Currency	706	0.0	*	(13,732)	(0.1)	24,225	0.2		(4,243)	(0.0	)*	6,956
Financial	32,972	0.3		(15,444)	(0.1)	3,786	0.0	*	(2,187)	(0.0	)*	19,127
Food & Fiber	80,238	0.7		(334)	(0.0)*	—	—		(90)	(0.0	)*	79,814
Indices	71,678	0.6		(28,005)	(0.3)	—	—		(32,477)	(0.3)		11,196
Metals	2,520	0.0	*	(120,866)	(1.1)	108,585	1.0		(5,599)	(0.0	)*	(15,360)
Energy	7,099	0.1		(3,402)	(0.0)*	—	—		(6,686)	(0.1)		(2,989)
Livestock	14,290	0.1		(1,160)	(0.0)*	—	—		—	—		13,130

Totals	$209,509	1.8		$(182,961)	(1.6)	$136,596	1.2		$(51,430)	(0.4)		$111,714

*	Due to rounding

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$3	0.0	*	$—	—	$—	—		$(5)	(0.0)*	$(2)
Currency	34,356	0.3		(13,987)	(0.1)	67,051	0.5		(3,916)	(0.0)*	83,504
Financial	—	—		(11,330)	(0.1)	115,315	0.9		(11,094)	(0.1)	92,891
Food & Fiber	4,780	0.0	*	(35,294)	(0.3)	61,459	0.5		—	—	30,945
Indices	226,092	1.8		(13,372)	(0.1)	168	0.0	*	(11,208)	(0.1)	201,680
Metals	113,479	0.9		(424,270)	(3.3)	92,195	0.7		(164,333)	(1.3)	(382,929)
Energy	55,539	0.4		(120,204)	(0.9)	—	—		—	—	(64,665)
Livestock	100	0.0	*	(4,920)	(0.0)*	—	—		—	—	(4,820)

Totals	$434,349	3.4		$(623,377)	(4.9)	$336,188	2.7		$(190,556)	(1.5)	$(43,396)

*	Due to rounding

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended March 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	50	39	$115	$165

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	330	160
Financial	1,999	624
Food & Fiber	75	44
Indices	1,046	323
Metals	417	196
Energy	202	85
Livestock	66	1

Total	4,185	1,472

*	Based on quarterly holdings

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended March 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	59	91	$386,965	$347,311

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	444	359
Financial	3,820	172
Food & Fiber	213	302
Indices	1,284	64
Metals	986	321
Energy	415	465
Livestock	—	123

Total	7,221	1,897

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended March 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(96,793)	$(158)	$(96,951)
Currency	4,448	(76,548)	(72,100)
Financial	434,707	(73,764)	360,943
Food & Fiber	84,881	48,869	133,750
Indices	60,215	(190,484)	(130,269)
Metals	377,719	367,569	745,288
Livestock	175,560	17,950	193,510
Energy	(329,955)	61,676	(268,279)

Total net trading gains	$710,782	$155,110	$865,892

	For the Three Months Ended March 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(195,977)	$(43,614)	$(239,591)
Currency	158,510	(246,883)	(88,373)
Financial	(84,385)	165,770	81,385
Food & Fiber	(98,712)	(231,418)	(330,130)
Indices	1,687,973	(292,140)	1,395,833
Metals	(1,203,185)	1,235,206	32,021
Livestock	156,610	18,240	174,850
Energy	(20,410)	220,216	199,806

Total net trading gains	$400,424	$825,377	$1,225,801

Superfund Gold, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2014	Liability Derivatives at March 31, 2014	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$4	$—	$4
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(94)	(94)
Futures contracts	Futures contracts purchased	121,657	(110,173)	11,484
Futures contracts	Futures contracts sold	80,237	(29,988)	50,249

Totals		$201,898	$(140,255)	$61,643

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statements of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$3	$—	$3
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(1)	(1)
Futures contracts	Futures contracts purchased	254,637	(379,957)	(125,320)
Futures contracts	Futures contracts sold	177,920	(110,852)	67,068

Totals		$432,560	$(490,810)	$(58,250)

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(53,359)	$(92)
Futures contracts	Net realized gain on futures and forward contracts	494,830	119,985

Total		$441,471	$119,893

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(108,743)	$(28,525)
Futures contracts	Net realized gain on futures and forward contracts	145,664	564,732

Total		$36,921	$536,207

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$4	0.0	*	$(9)	(0.0)*	$—	—		$(85)	(0.0	)*	$(90)
Currency	469	0.0	*	(6,907)	(0.1)	13,337	0.2		(2,224)	(0.0	)*	4,675
Financial	18,673	0.2		(8,790)	(0.1)	2,039	0.0	*	(1,195)	(0.0	)*	10,727
Food & Fiber	45,988	0.6		(167)	(0.0)*	—	—		(90)	(0.0	)*	45,731
Indices	41,274	0.6		(15,173)	(0.2)	—	—		(19,456)	(0.3)		6,645
Metals	1,437	0.0	*	(76,446)	(1.0)	64,861	0.9		(3,680)	(0.1)		(13,828)
Energy	4,587	0.1		(1,531)	(0.0)*	—	—		(3,343)	(0.0	)*	(287)
Livestock	9,230	0.1		(1,160)	(0.0)*	—	—		—	—		8,070

Totals	$121,662	1.6		$(110,183)	(1.4)	$80,237	1.1		$(30,073)	(0.4)		$61,643

*	Due to rounding

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$3	0.0	*	$—	—	$—	—		$(1)	(0.0)*	$2
Currency	19,106	0.2		(7,387)	(0.1)	37,407	0.5		(2,118)	(0.0)*	47,008
Financial	—	—		(6,327)	(0.1)	61,890	0.7		(6,511)	(0.1)	49,052
Food & Fiber	4,780	0.1		(20,582)	(0.2)	31,349	0.4		—	—	15,547
Indices	125,924	1.5		(5,776)	(0.1)	112	0.0	*	(6,469)	(0.1)	113,791
Metals	68,111	0.8		(276,060)	(3.3)	47,162	0.6		(95,754)	(1.2)	(256,541)
Energy	36,615	0.4		(60,704)	(0.7)	—	—		—	—	(24,089)
Livestock	100	0.0	*	(3,120)	(0.0)*	—	—		—	—	(3,020)

Totals	$254,639	3.1		$(379,956)	(4.6)	$177,920	2.1		$(110,853)	(1.3)	$(58,250)

*	Due to rounding

Superfund Gold, L.P. – Series A average* monthly contract volume by market sector as of quarter ended March 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	26	20	$73	$102

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	181	88
Financial	1,107	340
Food & Fiber	42	24
Indices	586	180
Metals	247	114
Energy	116	45
Livestock	38	—

Total	2,343	811

*	Based on quarterly holdings

Superfund Gold, L.P. – Series A average* monthly contract volume by market sector as of quarter ended March 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	32	49	$231,676	$203,725

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	257	214
Financial	2,222	99
Food & Fiber	125	177
Indices	760	38
Metals	590	187
Energy	254	275
Livestock	—	71

Total	4,240	1,110

*	Based on quarterly holdings

Superfund Gold, L.P. – Series A trading results by market sector:

	For the Three Months Ended March 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(53,359)	$(92)	$(53,451)
Currency	9,875	(42,333)	(32,458)
Financial	241,797	(38,325)	203,472
Food & Fiber	46,711	30,184	76,895
Indices	24,300	(107,146)	(82,846)
Metals	257,154	242,713	499,867
Livestock	100,970	11,090	112,060
Energy	(185,977)	23,802	(162,175)

Total net trading gains	$441,471	$119,893	$561,364

	For the Three Months Ended March 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(108,743)	$(28,525)	$(137,268)
Currency	86,967	(140,688)	(53,721)
Financial	(35,941)	95,536	59,595
Food & Fiber	(56,711)	(131,727)	(188,438)
Indices	998,480	(175,740)	822,740
Metals	(874,680)	773,267	(101,413)
Livestock	86,440	12,810	99,250
Energy	(58,891)	131,274	72,383

Total net trading gains	$36,921	$536,207	$573,128

Superfund Gold, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of March 31, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2014	Liability Derivatives at March 31, 2014	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$2	$—	$2
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(72)	(72)
Futures contracts	Futures contracts purchased	87,845	(72,769)	15,076
Futures contracts	Futures contracts sold	56,359	(21,294)	35,065

Totals		$144,206	$(94,135)	$50,071

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statements of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(4)	$(4)
Futures contracts	Futures contracts purchased	179,710	(243,421)	(63,711)
Futures contracts	Futures contracts sold	158,268	(79,699)	78,569

Totals		$337,978	$(323,124)	$14,854

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(43,434)	$(66)
Futures contracts	Net realized gain on futures and forward contracts	312,745	35,283

Total		$269,311	$35,217

Effects of derivative instruments on the statement of operations for the three months ended March 31, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(87,234)	$(15,089)
Futures contracts	Net realized gain on futures and forward contracts	450,737	304,259

Total		$363,503	$289,170

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$2	0.0	*	$(9)	(0.0)*	$—	—		$(63)	(0.0)*	$(70)
Currency	237	0.0	*	(6,825)	(0.2)	10,888	0.3		(2,019)	(0.1)	2,281
Financial	14,299	0.4		(6,654)	(0.2)	1,747	0.0	*	(992)	(0.0)*	8,400
Food & Fiber	34,250	0.8		(167)	(0.0)*	—	—		—	—	34,083
Indices	30,404	0.8		(12,832)	(0.3)	—	—		(13,021)	(0.3)	4,551
Metals	1,083	0.0	*	(44,420)	(1.1)	43,724	1.1		(1,919)	(0.0)*	(1,532)
Energy	2,512	0.1		(1,871)	(0.0)*	—	—		(3,343)	(0.1)	(2,702)
Livestock	5,060	0.1		—	—	—	—		—	—	5,060

Totals	$87,847	2.2		$(72,778)	(1.8)	$56,359	1.4		$(21,357)	(0.2)	$50,071

*	Due to rounding

	As of December 31, 2013
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—	$—	—	$—	—		$(4)	(0.0)*	$(4)
Currency	15,250	0.3	(6,600)	(0.2)	29,644	0.7		(1,798)	(0.0)*	36,496
Financial	—	—	(5,003)	(0.1)	53,425	1.2		(4,583)	(0.1)	43,839
Food & Fiber	—	—	(14,712)	(0.3)	30,110	0.7		—	—	15,398
Indices	100,168	2.3	(7,596)	(0.2)	56	0.0	*	(4,739)	(0.1)	87,889
Metals	45,368	1.0	(148,210)	(3.4)	45,033	1.0		(68,579)	(1.6)	(126,388)
Energy	18,924	0.4	(59,500)	(1.4)	—	—		—	—	(40,576)
Livestock	—	—	(1,800)	(0.0)*	—	—		—	—	(1,800)

Totals	$179,710	4.1	$(243,421)	(5.6)	$158,268	3.6		$(79,703)	(1.8)	$14,854

*	Due to rounding

Superfund Gold, L.P. – Series B average* monthly contract volume by market sector as of quarter ended March 31, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	24	19	$42	$63

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	149	72
Financial	892	284
Food & Fiber	33	20
Indices	460	143
Metals	170	82
Energy	86	40
Livestock	28	1

Total	1,842	661

*	Based on quarterly holdings

Superfund Gold, L.P. – Series B average* monthly contract volume by market sector as of quarter ended March 31, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	27	42	$155,289	$143,586

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	187	145
Financial	1,598	73
Food & Fiber	88	125
Indices	524	26
Metals	396	134
Energy	161	190
Livestock	—	52

Total	2,981	787

*	Based on quarterly holdings

Superfund Gold, L.P. – Series B trading results by market sector:

	For the Three Months Ended March 31, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(43,434)	$(66)	$(43,500)
Currency	(5,427)	(34,215)	(39,642)
Financial	192,910	(35,439)	157,471
Food & Fiber	38,170	18,685	56,855
Indices	35,915	(83,338)	(47,423)
Metals	120,565	124,856	245,421
Livestock	74,590	6,860	81,450
Energy	(143,978)	37,874	(106,104)

Total net trading gains	$269,311	$35,217	$304,528

	For the Three Months Ended March 31, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(87,234)	$(15,089)	$(102,323)
Currency	71,543	(106,195)	(34,652)
Financial	(48,444)	70,234	21,790
Food & Fiber	(42,001)	(99,691)	(141,692)
Indices	689,493	(116,400)	573,093
Metals	(328,505)	461,939	133,434
Livestock	70,170	5,430	75,600
Energy	38,481	88,942	127,423

Total net trading gains	$363,503	$289,170	$652,673

5. Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of March 31, 2014 and December 31, 2013, there were no amounts due to brokers.

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

7. Related party transactions

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum) when considered together, not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income or any changes in net asset due to changes in value of the Fund’s dollar for dollar gold position. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, a portion of the Fund’s brokerage fees will be paid to clearing brokers for execution and clearing costs, and the balance will be paid to Superfund Capital Management for providing services akin to services provided by an introducing broker. Superfund USA, LLC, an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under selling commission in the statements of operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds of such Unit.

8. Financial highlights

Financial highlights for the period January 1 through March 31, 2014 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	5.1%	5.6%	4.9%	5.5%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	5.1%	5.6%	4.9%	5.5%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.9%	1.4%	2.1%	1.7%

Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.9%	1.4%	2.1%	1.7%

Net investment loss	(1.9)%	(1.4)%	(2.1)%	(1.7)%

Net asset value per unit, beginning of period	$1,083.46	$1,225.37	$913.20	$995.94
Net investment loss	(20.95)	(17.84)	(20.29)	(18.09)
Net gain (loss) on investments	75.83	86.38	65.48	72.63

Net asset value per unit, end of period	$1,138.34	$1,293.91	$958.39	$1,050.48

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$63.82	$62.09	$55.51	$54.84

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$54.88	$68.54	$45.19	$54.54

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights are calculated for each series taken as a whole. An individual partner’s return, per unit data, and ratios may vary based on the timing of capital transactions.

Financial highlights for the period January 1 through March 31, 2013 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	2.0%	2.5%	7.3%	7.8%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	2.0%	2.5%	7.3%	7.8%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.9%	1.4%	2.3%	1.7%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.9%	1.4%	2.3%	1.7%

Net investment loss	(1.9)%	(1.4)%	(2.3)%	(1.7)%

Net asset value per unit, beginning of period	$1,423.03	$1,577.45	$1,110.58	$1,187.13
Net investment loss	(26.75)	(22.13)	(25.90)	(20.88)
Net gain on investments	55.54	62.14	106.55	113.50

Net asset value per unit, end of period	$1,451.82	$1,617.46	$1,191.23	$1,279.75

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$27.70	$40.55	$84.11	$93.31

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$28.79	$40.01	$80.65	$92.62

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $346,099 and $234,225, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $6 and $166, respectively, at March 31, 2014.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $201,895 and $140,162, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $4 and $94, respectively, at March 31, 2014.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $144,204 and $94,063, respectively, and gross unrealized gains and losses related to non-exchange-traded forwards were $2 and $72, respectively, at March 31, 2014.

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

The majority of these instruments mature within one year of March 31, 2014. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

10. Subscriptions and redemptions

Investors must submit subscriptions at least five business days prior to the applicable month-end closing date and they will be accepted once payments are received and cleared. All subscription funds are required to be promptly transmitted to U.S. Bank National Association, as escrow agent. Subscriptions must be accepted or rejected by Superfund Capital Management within five business days of receipt, and the settlement date for the deposit of subscription funds in escrow must be within five business days of acceptance. No fees or costs will be assessed on any subscription while held in escrow, irrespective of whether the subscription is accepted or the subscription funds are returned. Effective May 1, 2014, the Fund no longer accepts subscriptions.

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

INTRODUCTION

The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and ended as of May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended March 31, 2014, subscriptions totaling $323,790 in the Fund have been accepted and redemptions over the same period totaled $2,116,260. For the quarter ended March 31, 2014, subscriptions totaling $28,000 in Series A-1, $284,920 in Series A-2, $0 in Series B-1, and $10,870 in Series B-2 have been accepted and redemptions over the same period totaled $1,262,208 in Series A-1, $288,525 in Series A-2, $547,832 in Series B-1 and $17,695 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward contracts using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014

Series A:

Net results for the quarter ended March 31, 2014, were a gain of 5.1% in net asset value for Series A-1 and a gain of 5.6% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $417,300. This increase consisted of total income of $232, trading gains of $561,364, and total expenses of $144,296. Expenses included $46,930 in management fees, $15,643 in operating expenses, $30,733 in selling commissions, $50,083 in brokerage commissions and $907 in other expenses. At March 31, 2014, the net asset value per Unit of Series A-1 was $1,138.34, and the net asset value per Unit of Series A-2 was $1,293.91.

Series B:

Net results for the quarter ended March 31, 2014, were a gain of 4.9% in net asset value for Series B-1 and a gain of 5.5% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $222,878. This increase consisted of total income of $201, trading gains of $304,528, and total expenses of $81,851. Expenses included $24,525 in management fees, $8,175 in operating expenses, $7,479 in selling commissions, $39,544 in brokerage commissions and $2,128 in other expenses. At March 31, 2014, the net asset value per Unit of Series B-1 was $958.39, and the net asset value per Unit of Series B-2 was $1,050.48.

Fund results for 1st Quarter 2014:

In March, the Fund’s managed futures strategy underperformed. The Fund’s bond positions negatively impacted performance as treasuries fell amid hints from the United States (“U.S.”) government of rate increases in 2015. The Fund’s allocations to energy markets also posted losses, as crude fell modestly due to tensions in Ukraine and a drop in Libyan oil production. The Fund’s positions in the metals, grains and agricultural markets, however, yielded positive returns, helping to offset the losses in other sectors. Among these markets, the Fund’s short positions in London Metal Exchange (“LME”) copper profited on concerns that the rising debt in China will curb copper demand. The fund also benefited from long positions soybean meal and cocoa gained amid poor weather conditions in Brazil. The Fund’s perpetual long gold position had a negative impact on performance in March.

In February, the Fund’s managed futures strategy yielded positive returns in all market groups apart except for metals, currencies and money markets. The Fund’s positions in bonds sector produced positive results as U.S. stocks rallied amid earnings and jobless claims, while German bonds fell as the European Central Bank (“ECB”) left interest rates unchanged and refrained from additional stimulus. The Fund’s short positions in silver and gold negatively affected performance as gold made experienced its largest monthly gain since July 2013 after investors and speculators chased prices higher on concerns about the pace of the U.S. economic recovery. The Fund’s long positions in crude oil and natural gas yielded profits as the markets continued to climb as cold weather demand pushed prices up in the first three weeks of the month. The Fund’s perpetual long gold position had a strong positive impact on performance in February.

In January, the Fund managed futures strategy produced negative results in as positions in the indices and energy sectors underperformed. The Fund’s crude oil positions yielded losses amid speculation that the U.S. Federal Reserve (the “Fed”) would curb stimulus measures further following signs of improvement in the U.S. economy. The Fund’s positions in natural gas helped to minimize losses in the energies sector as it rallied throughout the second half of January due to a reported decrease in inventories to its lowest level in almost four years. The Fund’s positions in the metals markets performed poorly as gold and silver continued to rise on increased demand in Asia. The Fund’s allocations to indices also performed negatively as U.S. indices suffered the largest losses since 2012 on fears over emerging markets resulted in significant selloffs. The Fund’s perpetual long gold position had a positive impact on performance in January.

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

Fund results for 1st Quarter 2013:

In March, the Fund’s trading strategies produced positive returns. U.S. stock indices rose for a third consecutive month with the Standard and Poor 500 approaching an all-time high, leading to profitable returns for the Fund’s long positions. The Fund’s long positions in European long-term interest rate futures produced significant gains as investors feared the banking crisis in Cyprus could spill over into neighboring economies. Short positions in base metals added to positive returns as markets were pressured by the debt crisis in Europe, slumping Chinese stocks, and the rising U.S. dollar. The Fund also benefited from long natural gas positions as below normal temperatures forecasted for April lifted futures to an 18-month high. Larger than expected U.S. inventories and record projected planting acreage sent Chicago Board of Trade corn to limit down conditions on the last day of trading, resulting in losses for the Fund’s long positions across the grain sector. The Fund’s perpetual long gold position had a small positive effect on performance in March.

The Fund produced positive results in February as unmet expectations for global demand sent commodities lower while unsettling election results in Italy and negative growth renewed European debt concerns. Long positions in equity indices yielded losses for the Fund as European political instability and the slow pace of economic activity again raised concerns over regional finances. The Fund’s long bond positions generated solid returns in treasuries as European debt crisis fears were reignited in reaction to inconclusive Italian election results. Long positions in the money market sector generated favorable returns for the Funds as rising interbank borrowing costs prompted ECB President Mario Draghi to restate the ECB’s readiness to loosen monetary policy, lowering yield expectations. The U.S. dollar strengthened dramatically against a basket of world currencies leading to disappointing results for the Fund’s long positions in counter-currencies. The Fund’s short position in LME aluminum generated healthy returns as anticipated increases in demand had yet to be realized, Chinese production swelled and stockpiles tracked by LME rose for a fifth straight month. After climbing 6% in January, the crude oil complex fell back as the slow pace of recovery across the globe was unable to support a further advance, leading to losses for the Fund’s long positions in the energies sector. The Fund’s perpetual long gold position had a negative impact on performance in February as growing optimism for a U.S. economic recovery led investors to exit safe-haven assets, sending gold lower for a fifth consecutive month.

In January, the Fund produced positive returns to start 2013 with gains across multiple market sectors. The Fund’s strategies performed well in global equities as indices reached multi-year highs on growing investor optimism, producing profits for the Fund’s long positions. The Fund’s long positions in base metals produced favorable results with the rebound in the global economy leading to increased industrial demand. Long allocations across the energies sector also generated healthy returns for the Fund as improving global economic conditions lifted demand prospects while unrest across North Africa and the Middle East injected geopolitical risk premium. Growing global economic stability eroded demand for the safety of government securities in January, leading to negative returns for the Fund’s long positions in the bonds sector. Expectations for the removal of excess liquidity from the financial system led to losses for the Fund’s long positions in money market futures. The Fund’s perpetual long gold position negatively affected performance in January as positive economic metrics, fading inflation concerns, and prospects for an end to the Fed’s monetary stimulus led to the fourth straight monthly decline for gold.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Fund present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at March 31, 2014 and December 31, 2013.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2013-08

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 contains new guidance regarding the approach to investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company and information required to be provided to any of its investees. The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The adoption of the provisions of ASU 2013-08 has not had a material impact on the Fund’s financial statement disclosures.

ASU 2011-11

In December 2011, FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, ASU 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended March 31, 2014.

(c) Pursuant to the Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2014:

Series A-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
January 31, 2014	536.883	1,103.04
February 28, 2014	294.281	1,203.49
March 31, 2014	277.455	1,138.34

Total	705.188

Series A-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
January 31, 2014	120.795	1,249.61
February 28, 2014	—	1,365.68
March 31, 2014	106.327	1,293.92

Total	227.122

Series B-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
January 31, 2014	414.623	925.54
February 28, 2014	86.126	1,019.96
March 31, 2014	79.548	958.39

Total	580.297

Series B-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
January 31, 2014	—	1,011.08
February 28, 2014	5.663	1,116.08
March 31, 2014	10.828	1,050.48

Total	16.491

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2014	SUPERFUND GOLD, L.P. (Registrant)
By: Superfund Capital Management, Inc. General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	E-2

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	E-3

32.1	Section 1350 Certification of Principal Executive Officer	E-4

32.2	Section 1350 Certification of Principal Financial Officer	E-5

E-1