Form 10-Q
period 2014-06-30
SUPERFUND GOLD, L.P.
filed 2014-08-08
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold, L.P. Series B are included in Item 1:

SUPERFUND GOLD, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2014 and December 31, 2013

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Due from brokers	$3,653,300	$7,856,372
Unrealized appreciation on open forward contracts	—	3
Unrealized gain on futures contracts purchased	648,054	434,347
Unrealized gain on futures contracts sold	29,539	336,188
Cash	7,100,893	5,499,481

Total assets	11,431,786	14,126,391

LIABILITIES
Unrealized depreciation on open forward contracts	—	5
Unrealized loss on futures contracts purchased	95,957	623,378
Unrealized loss on futures contracts sold	20,041	190,551
Subscriptions received in advance	—	15,000
Redemptions payable	706,149	583,958
Management fees payable	21,217	24,932
Fees payable	17,134	22,160

Total liabilities	860,498	1,459,984

NET ASSETS	$10,571,288	$12,666,407

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	0.2%	$16,328
Energy	(0.1)	(8,072)
Financial	0.3	30,260
Food & Fiber	(0.0)*	(4,072)
Indices	(0.0)*	(5,040)
Livestock	0.3	27,070
Metals	4.7	495,623

Total futures contracts purchased	5.2	552,097

Futures contracts sold
Currency	0.0 *	1,726
Energy	(0.0)*	(1,240)
Financial	(0.1)	(13,551)
Food & Fiber	0.3	27,812
Indices	(0.0)*	(3,881)
Metals	(0.0)*	(1,368)

Total futures contracts sold	0.1	9,498

Total futures contracts, at fair value	5.3%	$561,595

Futures contracts by country composition
Great Britain	(0.1)%	$(5,782)
Japan	0.1	7,678
United States	5.4	567,843
Other	(0.1)	(8,144)

Total futures contracts by country composition	5.3%	$561,595

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0 *%	$3

Total unrealized appreciation on open forward contracts	0.0 *	3

Unrealized depreciation on open forward contracts
Currency	(0.0)*	(5)

Total unrealized depreciation on open forward contracts	(0.0)*	(5)

Total forward contracts, at fair value	(0.0)*%	$(2)

Futures contracts purchased
Currency	0.2%	$20,369
Energy	(0.5)	(64,665)
Financial	(0.1)	(11,330)
Food & Fiber	(0.2)	(30,514)
Indices	1.7	212,720
Livestock	(0.0)*	(4,820)
Metals	(2.5)	(310,791)

Total futures contracts purchased	(1.4)	(189,031)

Futures contracts sold
Currency	0.5	63,135
Energy	0.8	104,221
Financial	0.5	61,459
Food & Fiber	(0.1)	(11,040)
Metals	(0.6)	(72,138)

Total futures contracts sold	1.1	145,637

Total futures contracts, at fair value	(0.3)%	$(43,394)

Futures and forward contracts by country composition
Australia	(0.1)%	$(17,985)
European Monetary Union	0.0 *	268
Great Britain	0.0 *	6,192
Japan	0.1	13,085
United States	(0.8)	(97,305)
Other	0.4	52,349

Total futures and forward contracts by country composition	(0.3)%	$(43,396)

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income
Interest income	$296	$671	$722	$1,381
Other income	2	13	9	14

Total investment income	298	684	731	1,395

Expenses
Brokerage commissions	64,531	95,173	154,158	247,245
Management fee	64,501	108,585	135,956	235,044
Selling commission	31,760	63,398	69,972	141,083
Operating expenses	21,500	36,195	45,318	78,351
Other	2,346	4,413	5,381	10,374

Total expenses	184,638	307,764	410,785	712,097

Net investment loss	$(184,340)	$(307,080)	$(410,054)	$(710,702)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(9,775)	$(902,588)	$701,007	$(502,164)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	449,881	(3,165,292)	604,991	(2,339,915)

Net gain (loss) on investments	$440,106	$(4,067,880)	$1,305,998	$(2,842,079)

Net increase (decrease) in net assets from operations	$255,766	$(4,374,960)	$895,944	$(3,552,781)

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2014	2013
Increase (decrease) in net assets from operations

Net investment loss	$(410,054)	$(710,702)
Net realized gain (loss) on futures and forward contracts	701,007	(502,164)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	604,991	(2,339,915)

Net increase (decrease) in net assets from operations	895,944	(3,552,781)

Capital share transactions
Issuance of Units	789,445	1,735,016
Redemption of Units	(3,780,508)	(4,778,232)

Net decrease in net assets from capital share transactions	(2,991,063)	(3,043,216)

Net decrease in net assets	(2,095,119)	(6,595,997)

Net assets, beginning of period	12,666,407	22,366,689

Net assets, end of period	$10,571,288	$15,770,692

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$895,944	$(3,552,781)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	4,203,072	1,756,794
Decrease in unrealized appreciation on open forward contracts	3	169,295
Increase in unrealized depreciation on open forward contracts	(5)	(84,323)
Increase in futures contracts purchased	(741,128)	2,855,052
Decrease (increase) in futures contracts sold	136,139	(600,109)
Decrease in management fees payable	(3,715)	(12,666)
Decrease in fees payable	(5,026)	(12,501)

Net cash provided by operating activities	4,485,284	518,761

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	774,445	1,680,501
Redemptions, net of change in redemptions payable	(3,658,317)	(4,911,301)

Net cash used in financing activities	(2,883,872)	(3,230,800)

Net increase (decrease) in cash	1,601,412	(2,712,039)

Cash, beginning of period	5,499,481	9,250,263

Cash, end of period	$7,100,893	$6,538,224

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2014 and December 31, 2013

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Due from brokers	$2,294,036	$4,366,891
Unrealized appreciation on open forward contracts	—	3
Unrealized gain on futures contracts purchased	392,187	254,637
Unrealized gain on futures contracts sold	16,028	177,920
Cash	4,564,321	4,314,062

Total assets	7,266,572	9,113,513

LIABILITIES
Unrealized depreciation on open forward contracts	—	1
Unrealized loss on futures contracts purchased	47,685	379,957
Unrealized loss on futures contracts sold	10,913	110,852
Subscriptions received in advance	—	15,000
Redemptions payable	580,530	279,141
Management fees payable	13,515	16,139
Fees payable	12,565	16,219

Total liabilities	665,208	817,309

NET ASSETS	$6,601,364	$8,296,204

Superfund Gold, L.P. Series A-1 Net Assets	$4,432,821	$6,261,154
Number of Units outstanding	3,821.699	5,778.843

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,159.91	$1,083.46

Superfund Gold, L.P. Series A-2 Net Assets	$2,168,543	$2,035,050
Number of Units outstanding	1,636.559	1,660.757

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,325.06	$1,225.37

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2014

	Percentage of Net Assets		Fair Value
Futures contracts purchased
Currency	0.1%		$8,931
Energy	(0.0	)*	(2,642)
Financial	0.3		16,834
Food & Fiber	(0.0	)*	(2,122)
Indices	(0.0	)*	(566)
Livestock	0.2		12,500
Metals	4.7		311,567

Total futures contracts purchased	5.2		344,502

Futures contracts sold
Currency	0.0	*	803
Energy	(0.0	)*	(620)
Financial	(0.1)		(7,045)
Food & Fiber	0.2		15,225
Indices	(0.0	)*	(2,521)
Metals	(0.0	)*	(727)

Total futures contracts sold	0.1		5,115

Total futures contracts, at fair value	5.3%		$349,617

Futures contracts by country composition
Great Britain	(0.0	)*%	$(2,861)
Japan	0.1		4,091
United States	5.3		348,968
Other	0.0	*	(581)

Total futures contracts by country composition	5.3%		$349,617

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0 *%	$3

Total unrealized appreciation on open forward contracts	0.0 *	3

Unrealized depreciation on open forward contracts
Currency	(0.0)*	(1)

Total unrealized depreciation on open forward contracts	(0.0)*	(1)

Total forward contracts, at fair value	0.0 *%	$2

Futures contracts purchased
Currency	0.1%	$11,719
Energy	(0.3)	(24,089)
Financial	(0.1)	(6,327)
Food & Fiber	(0.2)	(15,802)
Indices	1.4	120,148
Livestock	(0.0)*	(3,020)
Metals	(2.4)	(207,949)

Total futures contracts purchased	(1.5)	(125,320)

Futures contracts sold
Currency	0.4	35,289
Energy	0.7	55,379
Financial	0.4	31,349
Food & Fiber	(0.1)	(6,357)
Metals	(0.6)	(48,592)

Total futures contracts sold	0.8	67,068

Total futures contracts, at fair value	(0.7)%	$(58,252)

Futures and forward contracts by country composition
Australia	(0.1)%	$(10,382)
European Monetary Union	0.0 *	124
Great Britain	0.0 *	2,552
Japan	0.1	9,002
United States	(1.1)	(88,697)
Other	0.4	29,151

Total futures and forward contracts by country composition	(0.7)%	$(58,250)

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income
Interest income	$163	$404	$391	$818
Other income	1	7	5	8

Total investment income	164	411	396	826

Expenses
Brokerage commissions	35,308	53,243	85,391	142,665
Management fee	41,464	70,876	88,394	156,765
Selling commission	25,650	50,019	56,383	109,868
Operating expenses	13,821	23,625	29,464	52,258
Other	486	1,565	1,393	3,874

Total expenses	116,729	199,328	261,025	465,430

Net investment loss	$(116,565)	$(198,917)	$(260,629)	$(464,604)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$(40,970)	$(728,468)	$400,501	$(691,547)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	287,974	(2,014,540)	407,867	(1,478,333)

Net gain (loss) on investments	$247,004	$(2,743,008)	$808,368	$(2,169,880)

Net increase (decrease) in net assets from operations	$130,439	$(2,941,925)	$547,739	$(2,634,484)

Net increase (decrease) in net assets from operations per Series A-1 Unit (based upon weighted average number of units outstanding during period)*	$18.10	$(318.66)	$85.65	$(270.93)

Net increase (decrease) in net assets from operations per Series A-1 Unit (based upon change in net asset value per unit during period)	$21.57	$(317.94)	$76.45	$(289.15)

Net increase (decrease) in net assets from operations per Series A-2 Unit (based upon weighted average number of units outstanding during period) **	$32.80	$(367.06)	$94.58	$(293.34)

Net increase (decrease) in net assets from operations per Series A-2 Unit (based upon change in net asset value per unit during period)	$31.15	$(347.86)	$99.69	$(307.85)

*	Weighted average number of Units outstanding for Series A-1 for the Three Months Ended June 30, 2014 and June 30, 2013: 4,230.350 and 7,310.023, respectively; and for the Six Months Ended June 30, 2014 and June 30, 2013: 4,599.309 and 7,757.798, respectively.
**	Weighted average number of Units outstanding for Series A-2 for the Three Months Ended June 30, 2014 and June 30, 2013: 1,642.324 and 1,668.800, respectively; and for the Six Months Ended June 30, 2014 and June 30, 2013: 1,625.955 and 1,815.752, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2014	2013
Increase (decrease) in net assets from operations

Net investment loss	$(260,629)	$(464,604)
Net realized gain (loss) on futures and forward contracts	400,501	(691,547)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	407,867	(1,478,333)

Net increase (decrease) in net assets from operations	547,739	(2,634,484)

Capital share transactions
Issuance of Units	648,680	725,568
Redemption of Units	(2,891,259)	(3,182,949)

Net decrease in net assets from capital share transactions	(2,242,579)	(2,457,381)

Net decrease in net assets	(1,694,840)	(5,091,865)

Net assets, beginning of period	8,296,204	15,322,426

Net assets, end of period	$6,601,364	$10,230,561

Series A-1 Units, beginning of period	5,778.843	8,423.300
Issuance of Series A-1 Units	24.628	262.303
Redemption of Units	(1,981.772)	(1,539.020)

Series A-1 Units, end of period	3,821.699	7,146.583

Series A-2 Units, beginning of period	1,660.757	2,114.666
Issuance of Series A-2 Units	475.419	222.349
Redemption of Units	(499.617)	(661.531)

Series A-2 Units, end of period	1,636.559	1,675.484

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$547,739	$(2,634,484)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	2,072,855	902,833
Decrease in unrealized appreciation on open forward contracts	3	104,261
Decrease in unrealized depreciation on open forward contracts	(1)	(47,615)
Decrease (increase) in futures contracts purchased	(469,822)	1,764,506
Decrease (increase) in futures contracts sold	61,953	(342,819)
Decrease in management fees payable	(2,624)	(9,581)
Decrease in fees payable	(3,654)	(9,101)

Net cash provided by (used in) operating activities	2,206,449	(272,000)

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	633,680	676,804
Redemptions, net of change in redemptions payable	(2,589,870)	(3,181612)

Net cash used in financing activities	(1,956,190)	(2,504,808)

Net increase (decrease) in cash	250,259	(2,776,808)

Cash, beginning of period	4,314,062	7,542,936

Cash, end of period	$4,564,321	$4,766,128

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of June 30, 2014 and December 31, 2013

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Due from brokers	$1,359,264	$3,489,481
Unrealized gain on futures contracts purchased	255,867	179,710
Unrealized gain on futures contracts sold	13,511	158,268
Cash	2,536,572	1,185,419

Total assets	4,165,214	5,012,878

LIABILITIES
Unrealized depreciation on open forward contracts	—	4
Unrealized loss on futures contracts purchased	48,272	243,421
Unrealized loss on futures contracts sold	9,128	79,699
Redemptions payable	125,619	304,817
Management fees payable	7,702	8,793
Fees payable	4,569	5,941

Total liabilities	195,290	642,675

NET ASSETS	$3,969,924	$4,370,203

Superfund Gold, L.P. Series B-1 Net Assets	$1,148,399	$1,689,188
Number of Units outstanding	1,165.089	1,849.736

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$985.67	$913.20

Superfund Gold, L.P. Series B-2 Net Assets	$2,821,525	$2,681,015
Number of Units outstanding	2,598.540	2,691.953

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,085.81	$995.94

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of June 30, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	0.2%	$7,397
Energy	(0.1)	(5,430)
Financial	0.3	13,426
Food & Fiber	(0.0)*	(1,950)
Indices	(0.1)	(4,474)
Livestock	0.4	14,570
Metals	4.6	184,056

Total futures contracts purchased	5.2	207,595

Futures contracts sold
Currency	0.0 *	923
Energy	(0.0)*	(620)
Financial	(0.2)	(6,506)
Food & Fiber	0.3	12,587
Indices	(0.0)*	(1,360)
Metals	(0.0)*	(641)

Total futures contracts sold	0.1	4,383

Total futures contracts, at fair value	5.3%	$211,978

Futures contracts by country composition
Great Britain	(0.1)%	$(2,921)
Japan	0.1	3,587
United States	5.5	218,875
Other	(0.2)	(7,563)

Total futures contracts by country composition	5.3%	$211,978

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value

Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(4)

Total unrealized depreciation on open forward contracts	(0.0)*	(4)

Total forward contracts, at fair value	(0.0)*%	$(4)

Futures contracts purchased
Currency	0.2%	$8,650
Energy	(0.9)	(40,576)
Financial	(0.1)	(5,003)
Food & Fiber	(0.3)	(14,712)
Indices	2.1	92,572
Livestock	(0.0)*	(1,800)
Metals	(2.5)	(102,842)

Total futures contracts purchased	(1.5)	(63,711)

Futures contracts sold
Currency	0.6	27,846
Energy	1.1	48,842
Financial	0.7	30,110
Food & Fiber	(0.1)	(4,683)
Metals	(0.5)	(23,546)

Total futures contracts sold	1.8	78,569

Total futures contracts, at fair value	0.3%	$14,858

Futures and forward contracts by country composition
Australia	(0.2)%	$(7,603)
European Monetary Union	0.0 *	144
Great Britain	0.1	3,640
Japan	0.1	4,083
United States	(0.2)	(8,608)
Other	0.5	23,198

Total futures and forward contracts by country composition	0.3%	$14,854

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income
Interest income	$133	$267	$331	$563
Other income	1	6	4	6

Total investment income	134	273	335	569

Expenses
Brokerage commissions	29,223	41,930	68,767	104,580
Management fee	23,037	37,709	47,562	78,279
Selling commission	6,110	13,379	13,589	31,215
Operating expenses	7,679	12,570	15,854	26,093
Other	1,860	2,848	3,988	6,500

Total expenses	67,909	108,436	149,760	246,667

Net investment loss	$(67,775)	$(108,163)	$(149,425)	$(246,098)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$31,195	$(174,120)	$300,506	$189,383
Net change in unrealized appreciation (depreciation) on futures and forward contracts	161,907	(1,150,752)	197,124	(861,582)

Net gain (loss) on investments	$193,102	$(1,324,872)	$497,630	$(672,199)

Net increase (decrease) in net assets from operations	$125,327	$(1,433,035)	$348,205	$(918,297)

Net increase (decrease) in net assets from operations per Series B-1 Unit (based upon weighted average number of units outstanding during period)*	$26.88	$(260.61)	$83.92	$(142.06)

Net increase (decrease) in net assets from operations per Series B-1 Unit (based upon change in net asset value per unit during period)	$27.28	$(247.97)	$72.47	$(167.32)

Net increase (decrease) in net assets from operations per Series B-2 Unit (based upon weighted average number of units outstanding during period) **	$34.86	$(253.86)	$89.83	$(177.65)

Net increase (decrease) in net assets from operations per Series B-2 Unit (based upon change in net asset value per unit during period)	$35.33	$(261.30)	$89.87	$(168.68)

*	Weighted average number of Units outstanding for Series B-1 for the Three Months Ended June 30, 2014 and June 30, 2013: 1,220.810 and 2,349.787, respectively; and for the Six Months Ended June 30, 2014 and June 30, 2013: 1,287.942 and 2,609.787, respectively.
**	Weighted average number of Units outstanding for Series B-2 for the Three Months Ended June 30, 2014 and June 30, 2013: 2,653.902 and 3,232.673, respectively; and for the Six Months Ended June 30, 2014 and June 30, 2013: 2,672.894 and 3,082.236, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Six Months Ended June 30,
	2014	2013
Increase (decrease) in net assets from operations

Net investment loss	$(149,425)	$(246,098)
Net realized gain on futures and forward contracts	300,506	189,383
Net change in unrealized appreciation (depreciation) on futures and forward contracts	197,124	(861,582)

Net increase (decrease) in net assets from operations	348,205	(918,297)

Capital share transactions
Issuance of Units	140,765	1,009,448
Redemption of Units	(889,249)	(1,595,283)

Net decrease in net assets from capital share transactions	(748,484)	(585,835)

Net decrease in net assets	(400,279)	(1,504,132)

Net assets, beginning of period	4,370,203	7,044,263

Net assets, end of period	$3,969,924	$5,540,131

Series B-1 Units, beginning of period	1,849.736	3,258.284
Issuance of Series B-1 Units	35.804	184.070
Redemption of Units	(720.451)	(1,069.438)

Series B-1 Units, end of period	1,165.089	2,372.916

Series B-2 Units, beginning of period	2,691.953	2,885.689
Issuance of Series B-2 Units	102.109	608.830
Redemption of Units	(195.522)	(252.478)

Series B-2 Units, end of period	2,598.540	3,242.041

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$348,205	$(918,297)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	2,130,217	853,961
Decrease (increase) in unrealized appreciation on open forward contracts	—	65,034
Decrease (increase) in unrealized depreciation on open forward contracts	(4)	(36,708)
Decrease (increase) in futures contracts purchased	(271,306)	1,090,546
Decrease (increase) in futures contracts sold	74,186	(257,290)
Decrease in management fees payable	(1,091)	(3,085)
Decrease in fees payable	(1,372)	(3,400)

Net cash provided by operating activities	2,278,835	790,761

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	140,765	1,003,697
Redemptions, net of change in redemptions payable	(1,068,447)	(1,729,689)

Net cash used in financing activities	(927,682)	(725,992)

Net increase in cash	1,351,153	64,769

Cash, beginning of period	1,185,419	1,707,327

Cash, end of period	$2,536,572	$1,772,096

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. – SERIES A and SUPERFUND GOLD, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2014

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of June 30, 2014, the Fund had on deposit $2,447,847 at ADM Investor Services, Inc. and $1,205,453 at Barclays Capital Inc. As of June 30, 2014, Series A had on deposit $1,444,403 at ADM Investor Services, Inc. and $849,633 at Barclays Capital Inc. As of June 30, 2014, Series B had on deposit $1,003,444 at ADM Investor Services, Inc. and $355,820 at Barclays Capital Inc.

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

Recently Issued Accounting Pronouncements

ASU 2013-08

In June 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 contains new guidance regarding the approach to investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company and information required to be provided to any of its investees. The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The adoption of the provisions of ASU 2013-08 has not had a material impact on the Fund’s financial statement disclosures.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. As of and during the quarters ended June 30, 2014 and June 30, 2013, the Fund held no derivative contracts valued using Level 3 inputs.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of June 30, 2014 and December 31, 2013:

Superfund Gold, L.P.

	Balance June 30, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts purchased	$648,054	$648,054	$—	$—
Futures contracts sold	29,539	29,539	—	—

Total Assets Measured at Fair Value	$677,593	$677,593	$—	$—

LIABILITIES
Futures contracts purchased	$95,957	$95,957	$—	$—
Futures contracts sold	20,041	20,041	—	—

Total Liabilities Measured at Fair Value	$115,998	$115,998	$—	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$3	$—	$3	$—
Futures contracts purchased	434,347	434,347	—	—
Futures contracts sold	336,188	336,188	—	—

Total Assets Measured at Fair Value	$770,538	$770,535	$3	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$5	$—	$5	$—
Futures contracts purchased	623,378	623,378	—	—
Futures contracts sold	190,551	190,551	—	—

Total Liabilities Measured at Fair Value	$813,934	$813,929	$5	$—

Superfund Gold, L.P. – Series A

	Balance June 30, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts purchased	$392,187	$392,187	$—	$—
Futures contracts sold	16,028	16,028	—	—

Total Assets Measured at Fair Value	$408,215	$408,215	$—	$—

LIABILITIES
Futures contracts purchased	$47,685	$47,685	$—	$—
Futures contracts sold	10,913	10,913	—	—

Total Liabilities Measured at Fair Value	$58,598	$58,598	$—	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$3	$—	$3	$—
Futures contracts purchased	254,637	254,637	—	—
Futures contracts sold	177,920	177,920	—	—

Total Assets Measured at Fair Value	$432,560	$432,557	$3	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$1	$—	$1	$—
Futures contracts purchased	379,957	379,957	—	—
Futures contracts sold	110,852	110,852	—	—

Total Liabilities Measured at Fair Value	$490,810	$490,809	$1	$—

Superfund Gold, L.P. – Series B

	Balance June 30, 2014	Level 1	Level 2	Level 3
ASSETS
Futures contracts purchased	$255,867	$255,867	$—	$—
Futures contracts sold	13,511	13,511	—	—

Total Assets Measured at Fair Value	$269,378	$269,378	$—	$—

LIABILITIES
Futures contracts purchased	$48,272	$48,272	$—	$—
Futures contracts sold	9,128	9,128	—	—

Total Liabilities Measured at Fair Value	$57,400	$57,400	$—	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Futures contracts purchased	$179,710	$179,710	$—	$—
Futures contracts sold	158,268	158,268	—	—

Total Assets Measured at Fair Value	$337,978	$337,978	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$4	$—	$4	$—
Futures contracts purchased	243,421	243,421	—	—
Futures contracts sold	79,699	79,699	—	—

Total Liabilities Measured at Fair Value	$323,124	$323,120	$4	$—

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

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2014	Liability Derivatives at June 30, 2014	Net
Futures contracts	Futures contracts purchased	$648,054	$(95,957)	$552,097
Futures contracts	Futures contracts sold	29,539	(20,041)	9,498

Totals		$677,593	$(115,998)	$561,595

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$3	$—	$3
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(5)	(5)
Futures contracts	Futures contracts purchased	434,347	(623,378)	(189,031)
Futures contracts	Futures contracts sold	336,188	(190,551)	145,637

Totals		$770,538	$(813,934)	$(43,396)

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(1,207)	$160
Futures contracts	Net realized gain (loss) on futures and forward contracts	(8,568)	449,721

Total		$(9,775)	$449,881

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(98,000)	$2
Futures contracts	Net realized gain on futures and forward contracts	799,007	604,989

Total		$701,007	$604,991

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(79,737)	$(41,358)
Futures contracts	Net realized loss on futures and forward contracts	(822,851)	(3,123,934)

Total		$(902,588)	$(3,165,292)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(275,714)	$(84,972)
Futures contracts	Net realized loss on futures and forward contracts	(226,450)	(2,254,943)

Total		$(502,164)	$(2,339,915)

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$31,391	0.3		$(15,063)	(0.1)	$1,726	0.0	*	$—	—		$18,054
Financial	30,260	0.3		—	—	—	—		(13,551)	(0.1)		16,709
Food & Fiber	4,686	0.0	*	(8,758)	(0.1)	27,812	0.3		—	—		23,740
Indices	36,354	0.3		(41,394)	(0.4)	—	—		(3,881)	(0.0	)*	(8,921)
Metals	496,434	4.7		(811)	(0.0)*	—	—		(1,368)	(0.0	)*	494,255
Energy	21,859	0.2		(29,931)	(0.3)	—	—		(1,240)	(0.0	)*	(9,312)
Livestock	27,070	0.3		—	—	—	—		—	—		27,070

Totals	$648,054	6.1		$(95,957)	(0.9)	$29,538	0.3		$(20,040)	(0.2)		$561,595

*	Due to rounding

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$3	0.0	*	$—	—	$—	—		$(5)	(0.0)*	$(2)
Currency	34,356	0.3		(13,987)	(0.1)	67,051	0.5		(3,916)	(0.0)*	83,504
Financial	—	—		(11,330)	(0.1)	115,315	0.9		(11,094)	(0.1)	92,891
Food & Fiber	4,780	0.0	*	(35,294)	(0.3)	61,459	0.5		—	—	30,945
Indices	226,092	1.8		(13,372)	(0.1)	168	0.0	*	(11,208)	(0.1)	201,680
Metals	113,479	0.9		(424,270)	(3.3)	92,195	0.7		(164,333)	(1.3)	(382,929)
Energy	55,539	0.4		(120,204)	(0.9)	—	—		—	—	(64,665)
Livestock	100	0.0	*	(4,920)	(0.0)*	—	—		—	—	(4,820)

Totals	$434,349	3.4		$(623,377)	(4.9)	$336,188	2.7		$(190,556)	(1.5)	$(43,396)

*	Due to rounding

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	28	26	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	393	206
Financial	1,322	244
Food & Fiber	55	71
Indices	953	40
Metals	185	174
Energy	207	24
Livestock	42	—

Total	3,185	785

*	Based on quarterly holdings

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended June 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	54	49	$259,111	$308,025

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	356	303
Financial	2,345	738
Food & Fiber	276	252
Indices	1,182	407
Metals	530	229
Livestock	9	46
Energy	351	328

Total	5,103	2,352

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(1,207)	$160	$(1,047)
Currency	(181,895)	11,098	(170,797)
Financial	36,769	(2,418)	34,351
Food & Fiber	109,064	(56,074)	52,990
Indices	262,409	(20,117)	242,292
Metals	(309,267)	509,615	200,348
Livestock	21,950	13,940	35,890
Energy	52,402	(6,323)	46,079

Total net trading gains (losses)	$(9,775)	$449,881	$440,106

	For the Six Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(98,000)	$2	$(97,998)
Currency	(177,447)	(65,450)	(242,897)
Financial	471,476	(76,182)	395,294
Food & Fiber	193,945	(7,205)	186,740
Indices	322,624	(210,601)	112,023
Metals	68,452	877,184	945,636
Livestock	197,510	31,890	229,400
Energy	(277,553)	55,353	(222,200)

Total net trading gains	$701,007	$604,991	$1,305,998

	For the Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(79,737)	$(41,358)	$(121,095)
Currency	(372,088)	(184,721)	(556,809)
Financial	225,433	(274,536)	(49,103)
Food & Fiber	(454,988)	173,788	(281,200)
Indices	(43,368)	34,037	(9,331)
Metals	(250,309)	(2,605,924)	(2,856,233)
Livestock	56,810	(15,050)	41,760
Energy	15,659	(251,528)	(235,869)

Total net trading losses	$(902,588)	$(3,165,292)	$(4,067,880)

	For the Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(275,714)	$(84,972)	$(360,686)
Currency	(213,578)	(431,604)	(645,182)
Financial	141,048	(108,766)	32,282
Food & Fiber	(553,700)	(57,630)	(611,330)
Indices	1,644,605	(258,103)	1,386,502
Metals	(1,453,494)	(1,370,718)	(2,824,212)
Livestock	213,420	3,190	216,610
Energy	(4,751)	(31,312)	(36,063)

Total net trading losses	$(502,164)	$(2,339,915)	$(2,842,079)

Superfund Gold, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2014	Liability Derivatives at June 30, 2014	Net
Futures contracts	Futures contracts purchased	$392,187	$(47,685)	$344,502
Futures contracts	Futures contracts sold	16,028	(10,913)	5,115

Totals		$408,215	$(58,598)	$349,617

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$3	$—	$3
Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(1)	(1)
Futures contracts	Futures contracts purchased	254,637	(379,957)	(125,320)
Futures contracts	Futures contracts sold	177,920	(110,852)	67,068

Totals		$432,560	$(490,810)	$(58,250)

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(675)	$90
Futures contracts	Net realized gain (loss) on futures and forward contracts	(40,295)	287,884

Total		$(40,970)	$284,974

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(54,034)	$(2)
Futures contracts	Net realized gain on futures and forward contracts	454,535	407,869

Total		$400,501	$407,867

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(52,329)	$(28,121)
Futures contracts	Net realized loss on futures and forward contracts	(676,139)	(1,986,419)

Total		$(728,468)	$(2,014,540)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(161,072)	$(56,646)
Futures contracts	Net realized loss on futures and forward contracts	(530,475)	(1,421,687)

Total		$(691,547)	$(1,478,333)

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$16,969	0.3		$(8,038)	(0.1)	$803	0.0	*	$—	—		$9,734
Financial	16,834	0.3		—	—	—	—		(7,045)	(0.1)		9,789
Food & Fiber	2,432	0.0	*	(4,554)	(0.1)	15,225	0.2		—	—		13,103
Indices	19,107	0.3		(19,673)	(0.3)	—	—		(2,521)	(0.0	)*	(3,087)
Metals	311,983	4.7		(416)	(0.0)*	—	—		(727)	(0.0	)*	310,840
Energy	12,362	0.2		(15,004)	(0.2)	—	—		(620)	(0.0	)*	(3,262)
Livestock	12,500	0.2		—	—	—	—		—	—		12,500

Totals	$392,187	5.9		$(47,685)	(0.7)	$16,028	0.2		$(10,913)	(0.2)		$349,617

*	Due to rounding

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$3	0.0	*	$—	—	$—	—		$(1)	(0.0)*	$2
Currency	19,106	0.2		(7,387)	(0.1)	37,407	0.5		(2,118)	(0.0)*	47,008
Financial	—	—		(6,327)	(0.1)	61,890	0.7		(6,511)	(0.1)	49,052
Food & Fiber	4,780	0.1		(20,582)	(0.2)	31,349	0.4		—	—	15,547
Indices	125,924	1.5		(5,776)	(0.1)	112	0.0	*	(6,469)	(0.1)	113,791
Metals	68,111	0.8		(276,060)	(3.3)	47,162	0.6		(95,754)	(1.2)	(256,541)
Energy	36,615	0.4		(60,704)	(0.7)	—	—		—	—	(24,089)
Livestock	100	0.0	*	(3,120)	(0.0)*	—	—		—	—	(3,020)

Totals	$254,639	3.1		$(379,956)	(4.6)	$177,920	2.1		$(110,853)	(1.3)	$(58,250)

*	Due to rounding

Superfund Gold, L.P. – Series A average* monthly contract volume by market sector as of quarter ended June 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	15	13	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	216	109
Financial	714	134
Food & Fiber	30	38
Indices	525	22
Metals	25	98
Energy	116	13
Livestock	25	—

Total	1,666	427

*	Based on quarterly holdings

Superfund Gold, L.P. – Series A average* monthly contract volume by market sector as of quarter ended June 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	31	27	$150,400	$180,167

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	198	168
Financial	1,294	403
Food & Fiber	154	145
Indices	661	221
Metals	304	133
Livestock	5	26
Energy	196	185

Total	2,843	1,308

*	Based on quarterly holdings

Superfund Gold, L.P. – Series A trading results by market sector:

	For the Three Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(675)	$90	$(585)
Currency	(95,360)	5,059	(90,301)
Financial	18,534	(938)	17,596
Food & Fiber	59,822	(32,628)	27,194
Indices	129,237	(9,732)	119,505

Metals	(184,391)	324,668	140,277
Livestock	15,970	4,430	20,400
Energy	15,893	(2,975)	12,918

Total net trading gains (losses)	$(40,970)	$287,974	$247,004

	For the Six Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(54,034)	$(2)	$(54,036)
Currency	(85,485)	(37,274)	(122,759)
Financial	260,331	(39,263)	221,068
Food & Fiber	106,533	(2,444)	104,089
Indices	153,537	(116,878)	36,659
Metals	72,763	567,381	640,144
Livestock	116,940	15,520	132,460
Energy	(170,084)	20,827	(149,257)

Total net trading gains	$400,501	$407,867	$808,368

	For the Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(52,329)	$(28,121)	$(80,450)
Currency	(208,839)	(107,049)	(315,888)
Financial	153,967	(162,443)	(8,476)
Food & Fiber	(262,242)	93,818	(168,424)
Indices	(33,592)	17,738	(15,854)
Metals	(372,862)	(1,673,519)	(2,046,381)
Livestock	33,510	(9,270)	24,240
Energy	13,919	(145,694)	(131,775)

Total net trading losses	$(728,468)	$(2,014,540)	$(2,743,008)

	For the Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(161,072)	$(56,646)	$(217,718)
Currency	(121,872)	(247,737)	(369,609)
Financial	118,026	(66,907)	51,119
Food & Fiber	(318,953)	(37,909)	(356,862)
Indices	964,888	(158,002)	806,886
Metals	(1,247,542)	(900,252)	(2,147,794)
Livestock	119,950	3,540	123,490
Energy	(44,972)	(14,420)	(59,392)

Total net trading losses	$(691,547)	$(1,478,333)	$(2,169,880)

Superfund Gold, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of June 30, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2014	Liability Derivatives at June 30, 2014	Net
Futures contracts	Futures contracts purchased	$255,867	$(48,272)	$207,595
Futures contracts	Futures contracts sold	13,511	(9,128)	4,383

Totals		$269,378	$(57,400)	$211,978

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(4)	$(4)
Futures contracts	Futures contracts purchased	179,710	(243,421)	(63,711)
Futures contracts	Futures contracts sold	158,268	(79,699)	78,569

Totals		$337,978	$(323,124)	$14,854

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(532)	$70
Futures contracts	Net realized gain on futures and forward contracts	31,727	161,837

Total		$31,195	$161,907

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(43,966)	$4
Futures contracts	Net realized gain on futures and forward contracts	344,472	197,120

Total		$300,506	$197,124

Effects of derivative instruments on the statement of operations for the three months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(27,408)	$(13,237)
Futures contracts	Net realized loss on futures and forward contracts	(146,712)	(1,137,515)

Total		$(174,120)	$(1,150,752)

Effects of derivative instruments on the statement of operations for the six months ended June 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income
Foreign exchange contracts	Net realized loss on futures and forward contracts	$(114,642)	$(28,326)
Futures contracts	Net realized gain (loss) on futures and forward contracts	304,025	(833,256)

Total		$189,383	$(861,582)

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$14,422	0.4	$(7,025)	(0.2)	$923	0.0	*	$—	—		$8,320
Financial	13,426	0.3	—	—	—	—		(6,506)	(0.2)		6,920
Food & Fiber	2,254	0.1	(4,204)	(0.1)	12,587	0.3		—	—		10,637
Indices	17,247	0.4	(21,721)	(0.5)	—	—		(1,360)	(0.0	)*	(5,834)
Metals	184,451	4.6	(395)	(0.0)*	—	—		(641)	(0.0	)*	183,415
Energy	9,497	0.2	(14,927)	(0.4)	—	—		(620)	(0.0	)*	(6,050)
Livestock	14,570	0.4	—	—	—	—		—	—		14,570

Totals	$255,867	6.4	$(48,272)	(1.2)	$13,510	0.3		$(9,127)	(0.2)		$211,978

*	Due to rounding

	As of December 31, 2013
	Long Positions Gross Unrealized				Short Positions Gross Unrealized
	Gains	% of Net Assets	Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—	$—	—	$—	—		$(4)	(0.0)*	$(4)
Currency	15,250	0.3	(6,600)	(0.2)	29,644	0.7		(1,798)	(0.0)*	36,496
Financial	—	—	(5,003)	(0.1)	53,425	1.2		(4,583)	(0.1)	43,839
Food & Fiber	—	—	(14,712)	(0.3)	30,110	0.7		—	—	15,398
Indices	100,168	2.3	(7,596)	(0.2)	56	0.0	*	(4,739)	(0.1)	87,889
Metals	45,368	1.0	(148,210)	(3.4)	45,033	1.0		(68,579)	(1.6)	(126,388)
Energy	18,924	0.4	(59,500)	(1.4)	—	—		—	—	(40,576)
Livestock	—	—	(1,800)	(0.0)*	—	—		—	—	(1,800)

Totals	$179,710	4.1	$(243,421)	(5.6)	$158,268	3.6		$(79,703)	(1.8)	$14,854

*	Due to rounding

Superfund Gold, L.P. – Series B average* monthly contract volume by market sector as of quarter ended June 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	13	13	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	177	97
Financial	608	110
Food & Fiber	25	33
Indices	428	18
Metals	160	76
Energy	91	11
Livestock	17	—

Total	1,519	358

*	Based on quarterly holdings

Superfund Gold, L.P. – Series B average* monthly contract volume by market sector as of quarter ended June 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	23	22	$108,711	$127,858

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	158	135
Financial	1,051	335
Food & Fiber	122	107
Indices	521	186
Metals	226	96
Livestock	4	20
Energy	155	143

Total	2,260	1,044

*	Based on quarterly holdings

Superfund Gold, L.P. – Series B trading results by market sector:

	For the Three Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(532)	$70	$(462)
Currency	(86,535)	6,039	(80,496)
Financial	18,235	(1,480)	16,755
Food & Fiber	49,242	(23,446)	25,796
Indices	133,172	(10,385)	122,787
Metals	(124,876)	184,947	60,071
Livestock	5,980	9,510	15,490
Energy	36,509	(3,348)	33,161

Total net trading gains	$31,195	$161,907	$193,102

	For the Six Months Ended June 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(43,966)	$4	$(43,962)
Currency	(91,962)	(28,176)	(120,138)
Financial	211,145	(36,919)	174,226
Food & Fiber	87,412	(4,761)	82,651
Indices	169,087	(93,723)	75,364
Metals	(4,311)	309,803	305,492
Livestock	80,570	16,370	96,940
Energy	(107,469)	34,526	(72,943)

Total net trading gains	$300,506	$197,124	$497,630

	For the Three Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(27,408)	$(13,237)	$(40,645)
Currency	(163,249)	(77,672)	(240,921)
Financial	71,466	(112,093)	(40,627)
Food & Fiber	(192,746)	79,970	(112,776)
Indices	(9,776)	16,299	6,523
Metals	122,553	(932,405)	(809,852)
Livestock	23,300	(5,780)	17,520
Energy	1,740	(105,834)	(104,094)

Total net trading losses	$(174,120)	$(1,150,752)	$(1,324,872)

	For the Six Months Ended June 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(114,642)	$(28,326)	$(142,968)
Currency	(91,706)	(183,867)	(275,573)
Financial	23,022	(41,859)	(18,837)
Food & Fiber	(234,747)	(19,721)	(254,468)
Indices	679,717	(100,101)	579,616
Metals	(205,952)	(470,466)	(676,418)
Livestock	93,470	(350)	93,120
Energy	40,221	(16,892)	23,329

Total net trading gains (losses)	$189,383	$(861,582)	$(672,199)

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of June 30, 2014 and December 31, 2013, there were no amounts due to brokers.

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

8.	Financial highlights

Financial highlights for the period January 1 through June 30, 2014 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	7.1%	8.1%	7.9%	9.0%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	7.1%	8.1%	7.9%	9.0%

Ratios to average partners’ capital**
Operating expenses before incentive fees	3.6%	2.6%	4.1%	3.3%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	3.6%	2.6%	4.1%	3.3%

Net investment loss	(3.6)%	(2.6)%	(4.1)%	(3.2)%

Net asset value per unit, beginning of period	$1,083.46	$1,225.37	$913.20	$995.94
Net investment loss	(40.20)	(33.86)	(39.06)	(34.04)
Net gain on investments	116.65	133.55	111.53	123.91

Net asset value per unit, end of period	$1,159.91	$1,325.06	$985.67	$1,085.81

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$85.65	$94.58	$83.92	$89.83

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$76.45	$99.69	$72.47	$89.87

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights for the period January 1 through June 30, 2013 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	(20.3)%	(19.5)%	(15.1)%	(14.2)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(20.3)%	(19.5)%	(15.1)%	(14.2)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	3.5%	2.5%	4.0%	3.1%

Incentive fees	0.0	0.0	0.0	0.0

Total expenses	3.5%	2.5%	4.0%	3.1%

Net investment loss	(3.5)%	(2.5)%	(4.0)%	(3.1)%

Net asset value per unit, beginning of period	$1,423.03	$1,577.45	$1,110.58	$1,187.13
Net investment loss	(48.70)	(38.74)	(45.79)	(38.12)
Net loss on investments	(240.45)	(269.11)	(121.53)	(130.56)

Net asset value per unit, end of period	$1,133.88	$1,269.60	$943.26	$1,018.45

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(270.93)	$(293.34)	$(142.06)	$(177.65)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(289.15)	$(307.85)	$(167.32)	$(168.68)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights for the period April 1 through June 30, 2014 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	1.9%	2.4%	2.8%	3.4%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	1.9%	2.4%	2.8%	3.4%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.7%	1.3%	2.0%	1.5%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.7%	1.3%	2.0%	1.5%

Net investment loss	(1.7)%	(1.3)%	(2.0)%	(1.5)%

Net asset value per unit, beginning of period	$1,138.34	$1,293.91	$958.39	$1,050.48
Net investment loss	(19.47)	(16.17)	(19.33)	(15.98)
Net gain on investments	41.04	47.32	46.61	51.31

Net asset value per unit, end of period	$1,159.91	$1,325.06	$985.67	$1,085.81

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$18.10	$32.80	$26.88	$34.86

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$21.57	$31.15	$27.28	$35.33

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights for the period April 1 through June 30, 2013 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	(21.9)%	(21.5)%	(20.8)%	(20.4)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(21.9)%	(21.5)%	(20.8)%	(20.4)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.6%	1.2%	1.9%	1.4%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.6%	1.2%	1.9%	1.4%

Net investment loss	(1.6)%	(1.2)%	(1.9)%	(1.4)%

Net asset value per unit, beginning of period	$1,451.82	$1,617.46	$1,191.23	$1,279.75
Net investment loss	(22.11)	(17.51)	(21.74)	(17.66)
Net loss on investments	(295.83)	(330.35)	(226.23)	(243.64)

Net asset value per unit, end of period	$1,133.88	$1,269.60	$943.26	$1,018.45

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(318.66)	$(367.06)	$(260.61)	$(253.86)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(317.94)	$(347.86)	$(247.97)	$(261.30)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $677,593 and $115,998, respectively, at June 30, 2014.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $408,215 and $58,598, respectively, at June 30, 2014.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $269,378 and $57,400, respectively, at June 30, 2014.

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

The majority of these instruments mature within one year of June 30, 2014. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

INTRODUCTION

The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and ended as of May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended June 30, 2014, subscriptions totaling $465,655 in the Fund have been accepted and redemptions over the same period totaled $1,664,248. For the quarter ended June 30, 2014, subscriptions totaling $0 in Series A-1, $335,760 in Series A-2, $34,314 in Series B-1, and $95,581 in Series B-2 have been accepted and redemptions over the same period totaled $988,079 in Series A-1, $352,447 in Series A-2, $135,359 in Series B-1 and $188,363 in Series B-2. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward contracts using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014

Series A:

Net results for the quarter ended June 30, 2014, were a gain of 1.9% in net asset value for Series A-1 and a gain of 2.4% in net asset value for Series A-2. In this period, Series A experienced a net increase in net assets from operations of $130,439. This increase consisted of total income of $164, trading gains of $247,004, and total expenses of $116,729. Expenses included $41,464 in management fees, $13,821 in operating expenses, $25,650 in selling commissions, $35,308 in brokerage commissions and $486 in other expenses. At June 30, 2014, the net asset value per Unit of Series A-1 was $1,159.91, and the net asset value per Unit of Series A-2 was $1,325.06.

Series B:

Net results for the quarter ended June 30, 2014, were a gain of 2.8% in net asset value for Series B-1 and a gain of 3.4% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $125,327. This increase consisted of total income of $134, trading gains of $193,102, and total expenses of $67,909. Expenses included $23,037 in management fees, $7,679 in operating expenses, $6,110 in selling commissions, $29,223 in brokerage commissions and $1,860 in other expenses. At June 30, 2014, the net asset value per Unit of Series B-1 was $985.67, and the net asset value per Unit of Series B-2 was $1,085.81.

Fund results for 2nd Quarter 2014:

In April, the Fund’s managed futures strategy produced negative results, with long positions in U.S. stock indices suffering as the S&P500 retraced from record highs. The Fund’s long positions in United States (“U.S.”) ten-year treasury notes also yielded negative returns. These losses were partially offset by positive performance from the Fund’s long Euro-bund positions. The Fund’s short positions in natural gas and crude oil produced negative results in April as tensions and political crisis in the Ukraine remained high and rising fears that any full-scale armed conflict in the region would disrupt supplies and send oil and gas prices higher. The Fund’s short positions in COMEX gold and silver remained flat as the improving U.S and European economies helped to pressure gold prices. The Fund’s perpetual long gold position had a positive impact on performance in April.

In May, the Fund’s managed futures strategy produced positive performance, mainly due to allocations to the bond, stock index and metal markets. The Fund’s long positions in the CME S&P500 yielded positive returns as the index continued to break all-time highs as manufacturing indices indicated that economic growth would rebound in the second quarter. The Fund’s short positions in COMEX gold and silver also produced strong results as strong U.S. economic data eroded the metal’s “safe-haven” appeal. The Fund’s allocations to currencies produced negative results in May. The Euro tumbled from an almost 2.5-year high as European Central Bank (“ECB”) President Mario Draghi said that it would be open to taking further measures to support the Euro-zone economy. The ECB signal of a potential interest-rate cut has also weighed on the Euro. The Fund’s perpetual long gold position had a strong negative impact on performance in May, completely negating the positive performance produced by the Fund’s managed futures strategy.

In June, the Fund’s managed futures strategy yielded slightly negative results as positions in the bond and metal markets suffered. The Fund’s short positions in COMEX gold lost ground as gold gained amid concerns regarding rising violence in Iraq. The Fund’s allocations to the energy, agricultural and equity markets all produced positive results, helping to partially offset the losses from the Fund’s bond and metal positions. The Fund’s long crude oil positions gained as violence in Iraq escalated, threatening the output of OPEC’s second largest producer. The Fund’s short positions in corn and soybeans gained as corn dropped to a five-month low and soybean experienced its biggest slump in five years as USDA reports showed farmers will plant record acreage. The Fund’s long E-mini S&P500 positions gained as the index continued to break record highs with its sixth straight quarterly gain. The Fund’s perpetual long gold position had a strong positive impact on performance, offsetting the losses produced by the managed futures strategy and leading to positive overall performance for the Fund in June.

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

Fund results for 1st Quarter 2014:

In March, the Fund’s managed futures strategy underperformed. The Fund’s bond positions negatively impacted performance as treasuries fell amid hints from the U.S. government of rate increases in 2015. The Fund’s allocations to energy markets also posted losses, as crude fell modestly due to tensions in Ukraine and a drop in Libyan oil production. The Fund’s positions in the metals, grains and agricultural markets, however, yielded positive returns, helping to offset the losses in other sectors. Among these markets, the Fund’s short positions in London Metal Exchange (“LME”) copper profited on concerns that the rising debt in China will curb copper demand. The fund also benefited from long positions soybean meal and cocoa gained amid poor weather conditions in Brazil. The Fund’s perpetual long gold position had a negative impact on performance in March.

In February, the Fund’s managed futures strategy yielded positive returns in all market groups apart except for metals, currencies and money markets. The Fund’s positions in bonds sector produced positive results as U.S. stocks rallied amid earnings and jobless claims, while German bonds fell as the ECB left interest rates unchanged and refrained from additional stimulus. The Fund’s short positions in silver and gold negatively affected performance as gold made experienced its largest monthly gain since July 2013 after investors and speculators chased prices higher on concerns about the pace of the U.S. economic recovery. The Fund’s long positions in crude oil and natural gas yielded profits as the markets continued to climb as cold weather demand pushed prices up in the first three weeks of the month. The Fund’s perpetual long gold position had a strong positive impact on performance in February.

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

Series B:

Net results for the quarter ended June 30, 2013, were a loss of 20.8% in net asset value for Series B-1 and a loss of 20.4% in net asset value for Series B-2. In this period, Series B experienced a net decrease in net assets from operations of $1,433,035. This decrease consisted of total income of $273, trading losses of $1,324,872, and total expenses of $108,436. Expenses included $37,709 in management fees, $12,570 in operating expenses, $13,379 in selling commissions, $41,930 in brokerage commissions and $2,848 in other expenses. At June 30, 2013, the net asset value per Unit of Series B-1 was $943.26, and the net asset value per Unit of Series B-2 was $1,018.45.

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

In May, the Fund yielded disappointing results due primarily to its positions in the bonds and energies sectors. The Fund’s long natural gas positions negatively affected performance amid reports from the U.S. Energy Information Administration of rising inventories. The U.S. Environmental Protection Agency also issued reports that downplayed the environmental impact of natural gas fracking. The Fund’s long soybean positions produced solid returns in May as China, the world’s largest soybean consumer, continued to show increased demand. The Fund’s perpetual long gold position had a negative effect on performance amid speculation that the Fed will scale back its aggressive bond purchasing program.

In April, the Fund’s managed futures strategy posted strong returns amidst high volatility in several key markets. The Fund’s positions in the metals sector generated positive returns, as did its long natural gas positions. The Fund’s allocation to the grains sector suffered in April after the U.S. Department of Agriculture reported that farmers had planted 2 million more acres of corn than expected. The Fund’s perpetual long gold position had a negative effect on performance as gold experienced its sharpest monthly decline since December 2011.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Fund present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at June 30, 2014 and December 31, 2013.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2013-08

In June 2013, FASB issued ASU No. 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 contains new guidance regarding the approach to investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company and information required to be provided to any of its investees. The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. The adoption of the provisions of ASU 2013-08 has not had a material impact on the Fund’s financial statement disclosures.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended June 30, 2014.

(c) Pursuant to the Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended June 30, 2014:

Series A-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
April 30, 2014	56.925	1,129.08
May 31, 2014	408.374	1,103.72
June 30, 2014	407.854	1,159.91

Total	873.153

Series A-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
April 30, 2014	151.641	1,285.54
May 31, 2014	39.760	1,258.77
June 30, 2014	81.093	1,325.06

Total	272.494

Series B-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
April 30, 2014	39.319	953.20
May 31, 2014	34.961	942.50
June 30, 2014	65.873	985.67

Total	140.153

Series B-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
April 30, 2014	4.224	1,046.54
May 31, 2014	118.912	1,036.51
June 30, 2014	55.895	1,085.81

Total	179.031

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014	SUPERFUND GOLD, L.P.
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