Form 10-Q
period 2014-09-30
SUPERFUND GOLD, L.P.
filed 2014-11-13
CIK 1433147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The following unaudited financial statements of Superfund Gold, L.P., Superfund Gold, L.P. Series A and Superfund Gold, L.P. Series B are included in Item 1:

SUPERFUND GOLD, L.P.

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2014 and December 31, 2013

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS

Due from brokers	$3,453,560	$7,856,372

Unrealized appreciation on open forward contracts	—	3

Unrealized gain on futures contracts purchased	59,330	434,347

Unrealized gain on futures contracts sold	243,244	336,188

Cash	5,388,774	5,499,481

Total assets	9,144,908	14,126,391

LIABILITIES

Unrealized depreciation on open forward contracts	—	5

Unrealized loss on futures contracts purchased	778,822	623,378

Unrealized loss on futures contracts sold	6,305	190,551

Subscriptions received in advance	—	15,000

Redemptions payable	277,884	583,958

Management fees payable	15,675	24,932

Fees payable	13,053	22,160

Total liabilities	1,091,739	1,459,984

NET ASSETS	$8,053,169	$12,666,407

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.0)*%	$(2,456)
Energy	(0.2)	(19,311)
Financial	0.2	20,104
Food & Fiber	(0.0)*	(426)
Indices	(0.4)	(34,547)
Livestock	0.2	13,450
Metals
CMX Gold expiring December 2014	(8.4)	(665,980)
Other	(0.4)	(30,326)
Total Metals	(8.6)	(696,306)

Total futures contracts purchased	(8.9)	(719,492)

Futures contracts sold
Currency	0.6	44,950
Energy	0.4	32,211
Financial	0.1	4,678
Food & Fiber	0.3	21,641
Indices	0.0 *	1,794
Metals	1.6	131,665

Total futures contracts sold	3.0	236,939

Total futures contracts, at fair value	(5.9)%	$(482,553)

Futures and forward contracts by country composition
Australia	(0.0)*%	$(735)
European Monetary Union	0.0 *	164
Great Britain	0.1	4,860
Japan	(0.1)	(7,935)
United States	(6.1)	(493,903)
Other	0.2	14,996

Total futures and forward contracts by country composition	(5.9)%	$(482,553)

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0 *%	$3

Total unrealized appreciation on open forward contracts	0.0 *	3

Unrealized depreciation on open forward contracts
Currency	(0.0)*	(5)

Total unrealized depreciation on open forward contracts	(0.0)*	(5)

Total forward contracts, at fair value	(0.0)*%	$(2)

Futures contracts purchased
Currency	0.2%	$20,369
Energy	(0.5)	(64,665)
Financial	(0.1)	(11,330)
Food & Fiber	(0.2)	(30,514)
Indices	1.7	212,720
Livestock	(0.0)*	(4,820)
Metals	(2.5)	(310,791)

Total futures contracts purchased	(1.4)	(189,031)

Futures contracts sold
Currency	0.5	63,135
Energy	0.8	104,221
Financial	0.5	61,459
Food & Fiber	(0.1)	(11,040)
Metals	(0.6)	(72,138)

Total futures contracts sold	1.1	145,637

Total futures contracts, at fair value	(0.3)%	$(43,394)

Futures and forward contracts by country composition
Australia	(0.1)%	$(17,985)
European Monetary Union	0.0 *	268
Great Britain	0.0 *	6,192
Japan	0.1	13,085
United States	(0.8)	(97,305)
Other	0.4	52,349

Total futures and forward contracts by country composition	(0.3)%	$(43,396)

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income
Interest income	$272	$430	$994	$1,811
Other income	22	45	31	59

Total investment income	294	475	1,025	1,870

Expenses
Brokerage commissions	47,029	68,511	201,187	315,756
Management fee	54,969	90,415	190,925	325,459
Selling commission	25,952	53,244	95,924	194,327
Operating expenses	18,323	30,138	63,641	108,489
Other	5,131	3,684	10,512	14,058

Total expenses	151,404	245,992	562,189	958,089

Net investment loss	$(151,110)	$(245,517)	$(561,164)	$(956,219)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$1,059,499	$(1,512,882)	$1,760,506	$(2,015,046)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(1,044,148)	2,032,909	(439,157)	(307,006)

Net gain (loss) on investments	$15,351	$520,027	$1,321,349	$(2,322,052)

Net increase (decrease) in net assets from operations	$(135,759)	$274,510	$760,185	$(3,278,271)

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2014	2013
Increase (decrease) in net assets from operations

Net investment loss	$(561,164)	$(956,219)
Net realized gain (loss) on futures and forward contracts	1,760,506	(2,015,046)
Net change in unrealized depreciation on futures and forward contracts	(439,157)	(307,006)

Net increase (decrease) in net assets from operations	760,185	(3,278,271)

Capital share transactions
Issuance of Units	1,245,023	2,038,453
Redemption of Units	(6,618,446)	(6,889,985)

Net decrease in net assets from capital share transactions	(5,373,423)	(4,851,532)

Net decrease in net assets	(4,613,238)	(8,129,803)

Net assets, beginning of period	12,666,407	22,366,689

Net assets, end of period	$8,053,169	$14,236,886

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P.

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$760,185	$(3,278,271)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	4,402,812	4,094,008
Decrease in unrealized appreciation on open forward contracts	3	182,142
Decrease in unrealized depreciation on open forward contracts	(5)	(101,771)
Decrease in futures contracts purchased	530,461	98,194
Increase (decrease) in futures contracts sold	(91,302)	128,441
Decrease in management fees payable	(9,257)	(15,201)
Decrease in fees payable	(9,107)	(14,768)

Net cash provided by operating activities	5,583,790	1,092,774

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	1,230,023	1,953,938
Redemptions, net of change in redemptions payable	(6,924,520)	(6,836,967)

Net cash used in financing activities	(5,694,497)	(4,883,029)

Net decrease in cash	(110,707)	(3,790,255)

Cash, beginning of period	5,499,481	9,250,263

Cash, end of period	$5,388,774	$5,460,008

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2014 and December 31, 2013

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS

Due from brokers	$2,404,378	$4,366,891

Unrealized appreciation on open forward contracts	—	3

Unrealized gain on futures contracts purchased	41,767	254,637

Unrealized gain on futures contracts sold	153,737	177,920

Cash	4,064,192	4,314,062

Total assets	6,664,074	9,113,513

LIABILITIES

Unrealized depreciation on open forward contracts	—	1

Unrealized loss on futures contracts purchased	553,536	379,957

Unrealized loss on futures contracts sold	5,404	110,852

Subscriptions received in advance	—	15,000

Redemptions payable	277,884	279,141

Management fees payable	11,447	16,139

Fees payable	10,271	16,219

Total liabilities	858,542	817,309

NET ASSETS	$5,805,532	$8,296,204

Superfund Gold, L.P. Series A-1 Net Assets	$3,693,782	$6,261,154
Number of Units outstanding	3,296.942	5,778.843

Superfund Gold, L.P. Series A-1 Net Asset Value per Unit	$1,120.37	$1,083.46

Superfund Gold, L.P. Series A-2 Net Assets	$2,111,750	$2,035,050
Number of Units outstanding	1,641.692	1,660.757

Superfund Gold, L.P. Series A-2 Net Asset Value per Unit	$1,286.33	$1,225.37

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.0)*%	$(2,081)
Energy	(0.2)	(11,825)
Financial	0.2	14,044
Food & Fiber	(0.0)*	(58)
Indices	(0.4)	(20,480)
Livestock	0.1	8,510
Metals
CMX Gold expiring December 2014	(8.4)	(487,060)
Other	(0.2)	(12,819)
Total Metals	(8.6)	(499,879)

Total futures contracts purchased	(8.9)	(511,769)

Futures contracts sold
Currency	0.5	31,235
Energy	0.3	19,823
Financial	0.0 *	2,357
Food & Fiber	0.3	15,369
Indices	0.0 *	1,718
Metals	1.3	77,831

Total futures contracts sold	2.6	148,333

Total futures contracts, at fair value	(6.3)%	$(363,436)

Futures and forward contracts by country composition
Australia	(0.0)*%	$(454)
European Monetary Union	0.0 *	164
Great Britain	0.0 *	2,918
Japan	(0.0)*	(2,668)
United States	(6.5)	(375,349)
Other	0.2	11,953

Total futures and forward contracts by country composition	(6.3)%	$(363,436)

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value
Unrealized appreciation on open forward contracts
Currency	0.0 *%	$3

Total unrealized appreciation on open forward contracts	0.0 *	3

Unrealized depreciation on open forward contracts
Currency	(0.0)*	(1)

Total unrealized depreciation on open forward contracts	(0.0)*	(1)

Total forward contracts, at fair value	0.0 *%	$2

Futures contracts purchased
Currency	0.1%	$11,719
Energy	(0.3)	(24,089)
Financial	(0.1)	(6,327)
Food & Fiber	(0.2)	(15,802)
Indices	1.4	120,148
Livestock	(0.0)*	(3,020)
Metals	(2.4)	(207,949)

Total futures contracts purchased	(1.5)	(125,320)

Futures contracts sold
Currency	0.4	35,289
Energy	0.7	55,379
Financial	0.4	31,349
Food & Fiber	(0.1)	(6,357)
Metals	(0.6)	(48,592)

Total futures contracts sold	0.8	67,068

Total futures contracts, at fair value	(0.7)%	$(58,252)

Futures and forward contracts by country composition
Australia	(0.1)%	$(10,382)
European Monetary Union	0.0 *	124
Great Britain	0.0 *	2,552
Japan	0.1	9,002
United States	(1.1)	(88,697)
Other	0.4	29,151

Total futures and forward contracts by country composition	(0.7)%	$(58,250)

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income
Interest income	$161	$294	$552	$1,112
Other income	14	33	19	41

Total investment income	175	327	571	1,153

Expenses
Brokerage commissions	26,186	38,878	111,577	181,543
Management fee	35,925	59,592	124,319	216,357
Selling commission	20,811	42,149	77,194	152,017
Operating expenses	11,975	19,864	41,439	72,122
Other	1,935	1,342	3,328	5,216

Total expenses	96,832	161,825	357,857	627,255

Net investment loss	$(96,657)	$(161,498)	$(357,286)	$(626,102)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$598,617	$(971,798)	$999,118	$(1,663,345)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(713,053)	1,346,187	(305,186)	(132,146)

Net gain (loss) on investments	$(114,436)	$374,389	$693,932	$(1,795,491)

Net increase (decrease) in net assets from operations	$(211,093)	$212,891	$336,646	$(2,421,593)

Net increase (decrease) in net assets from operations per Series A-1 Unit (based upon weighted average number of units outstanding during period)*	$(40.87)	$23.70	$(59.71)	$(262.57)

Net increase (decrease) in net assets from operations per Series A-1 Unit (based upon change in net asset value per unit during period)	$(39.54)	$17.69	$36.91	$(271.46)

Net increase (decrease) in net assets from operations per Series A-2 Unit (based upon weighted average number of units outstanding during period)**	$(41.69)	$35.49	$51.75	$(278.65)

Net increase (decrease) in net assets from operations per Series A-2 Unit (based upon change in net asset value per unit during period)	$(38.73)	$26.29	$60.96	$(281.56)

*	Weighted average number of Units outstanding for Series A-1 for the three months ended September 30, 2014 and September 30, 2013: 3,474.60 and 6,699.01, respectively; and for the nine months ended September 30, 2014 and September 30, 2013: 4,219.65 and 7,400.17, respectively.
**	Weighted average number of Units outstanding for Series A-2 for the three months ended September 30, 2014 and September 30, 2013: 1,657.24 and 1,524.69, respectively; and for the nine months ended September 30, 2014 and September 30, 2013: 1,636.65 and 1,717.28, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2014	2013
Increase (decrease) in net assets from operations

Net investment loss	$(357,286)	$(626,102)
Net realized gain (loss) on futures and forward contracts	999,118	(1,663,345)
Net change in unrealized depreciation on futures and forward contracts	(305,186)	(132,146)

Net increase (decrease) in net assets from operations	336,646	(2,421,593)

Capital share transactions
Issuance of Units	838,304	871,316
Redemption of Units	(3,665,622)	(4,449,597)

Net decrease in net assets from capital share transactions	(2,827,318)	(3,578,281)

Net decrease in net assets	(2,490,672)	(5,999,874)

Net assets, beginning of period	8,296,204	15,322,426

Net assets, end of period	$5,805,532	$9,322,552

Series A-1 Units, beginning of period	5,778.843	8,423.300
Issuance of Series A-1 Units	24.628	321.785
Redemption of Units	(2,506.529)	(2,355.412)

Series A-1 Units, end of period	3,296.942	6,389.673

Series A-2 Units, beginning of period	1,660.757	2,114.666
Issuance of Series A-2 Units	617.577	276.264
Redemption of Units	(636.642)	(875.077)

Series A-2 Units, end of period	1,641.692	1,515.853

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES A

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$336,646	$(2,421,593)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	1,962,513	2,519,885
Decrease in unrealized appreciation on open forward contracts	3	111,538
Decrease in unrealized depreciation on open forward contracts	(1)	(60,600)
Decrease in futures contracts purchased	386,449	6,772
Increase (decrease) in futures contracts sold	(81,265)	74,436
Decrease in management fees payable	(4,692)	(10,947)
Decrease in fees payable	(5,948)	(10,523)

Net cash provided by operating activities	2,593,705	208,968

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	823,304	792,552
Redemptions, net of change in redemptions payable	(3,666,879)	(4,266,236)

Net cash used in financing activities	(2,843,575)	(3,473,684)

Net decrease in cash	(249,870)	(3,264,716)

Cash, beginning of period	4,314,062	7,542,936

Cash, end of period	$4,064,192	$4,278,220

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

STATEMENTS OF ASSETS AND LIABILITIES

as of September 30, 2014 and December 31, 2013

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS

Due from brokers	$1,049,182	$3,489,481

Unrealized gain on futures contracts purchased	17,563	179,710

Unrealized gain on futures contracts sold	89,507	158,268

Cash	1,324,582	1,185,419

Total assets	2,480,834	5,012,878

LIABILITIES

Unrealized depreciation on open forward contracts	—	4

Unrealized loss on futures contracts purchased	225,286	243,421

Unrealized loss on futures contracts sold	901	79,699

Redemptions payable	—	304,817

Management fees payable	4,228	8,793

Fees payable	2,782	5,941

Total liabilities	233,197	642,675

NET ASSETS	$2,247,637	$4,370,203

Superfund Gold, L.P. Series B-1 Net Assets	$849,446	$1,689,188
Number of Units outstanding	860.155	1,849.736

Superfund Gold, L.P. Series B-1 Net Asset Value per Unit	$987.55	$913.20

Superfund Gold, L.P. Series B-2 Net Assets	$1,398,191	$2,681,015
Number of Units outstanding	1,278.818	2,691.953

Superfund Gold, L.P. Series B-2 Net Asset Value per Unit	$1,093.35	$995.94

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED CONDENSED SCHEDULE OF INVESTMENTS

as of September 30, 2014

	Percentage of Net Assets	Fair Value
Futures contracts purchased
Currency	(0.0)*%	$(375)
Energy	(0.3)	(7,486)
Financial	0.3	6,060
Food & Fiber	(0.0)*	(368)
Indices	(0.6)	(14,067)
Livestock	0.2	4,940
Metals
CMX Gold expiring December 2014	(8.0)	(178,920)
Other	(0.8)	(17,507)
Total Metals	(8.8)	(196,427)

Total futures contracts purchased	(9.2)	(207,723)

Futures contracts sold
Currency	0.6	13,715
Energy	0.6	12,388
Financial	0.1	2,321
Food & Fiber	0.3	6,272
Indices	0.0 *	76
Metals	2.4	53,834

Total futures contracts sold	4.0	88,606

Total futures contracts, at fair value	(5.2)%	$(119,117)

Futures and forward contracts by country composition
Australia	(0.0)*%	$(281)
Great Britain	0.1	1,942
Japan	(0.2)	(5,267)
United States	(5.3)	(118,554)
Other	0.2	3,043

Total futures and forward contracts by country composition	(5.2)%	$(119,117)

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

CONDENSED SCHEDULE OF INVESTMENTS

as of December 31, 2013

	Percentage of Net Assets	Fair Value
Forward contracts, at fair value

Unrealized depreciation on open forward contracts
Currency	(0.0)*%	$(4)

Total unrealized depreciation on open forward contracts	(0.0)*	(4)

Total forward contracts, at fair value	(0.0)*%	$(4)

Futures contracts purchased
Currency	0.2%	$8,650
Energy	(0.9)	(40,576)
Financial	(0.1)	(5,003)
Food & Fiber	(0.3)	(14,712)
Indices	2.1	92,572
Livestock	(0.0)*	(1,800)
Metals	(2.5)	(102,842)

Total futures contracts purchased	(1.5)	(63,711)

Futures contracts sold
Currency	0.6	27,846
Energy	1.1	48,842
Financial	0.7	30,110
Food & Fiber	(0.1)	(4,683)
Metals	(0.5)	(23,546)

Total futures contracts sold	1.8	78,569

Total futures contracts, at fair value	0.3%	$14,858

Futures and forward contracts by country composition
Australia	(0.2)%	$(7,603)
European Monetary Union	0.0 *	144
Great Britain	0.1	3,640
Japan	0.1	4,083
United States	(0.2)	(8,608)
Other	0.5	23,198

Total futures and forward contracts by country composition	0.3%	$14,854

*	Due to rounding – amount is less than 0.05%

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income
Interest income	$111	$136	$442	$699
Other income	8	12	12	18

Total investment income	119	148	454	717

Expenses
Brokerage commissions	20,843	29,633	89,610	134,213
Management fee	19,044	30,823	66,606	109,102
Selling commission	5,141	11,095	18,730	42,310
Operating expenses	6,348	10,274	22,202	36,367
Other	3,196	2,342	7,184	8,842

Total expenses	54,572	84,167	204,332	330,834

Net investment loss	$(54,453)	$(84,019)	$(203,878)	$(330,117)

Realized and unrealized gain (loss) on investments
Net realized gain (loss) on futures and forward contracts	$460,882	$(541,084)	$761,388	$(351,701)
Net change in unrealized appreciation (depreciation) on futures and forward contracts	(331,095)	686,722	(133,971)	(174,860)

Net gain (loss) on investments	$129,787	$145,638	$627,417	$(526,561)

Net increase (decrease) in net assets from operations	$75,334	$61,619	$423,539	$(856,678)

Net increase (decrease) in net assets from operations per Series B-1 Unit (based upon weighted average number of units outstanding during period)*	$8.23	$9.37	$99.00	$(143.67)

Net increase (decrease) in net assets from operations per Series B-1 Unit (based upon change in net asset value per unit during period)	$1.88	$0.11	$74.35	$(167.21)

Net increase (decrease) in net assets from operations per Series B-2 Unit (based upon weighted average number of units outstanding during period)**	$41.13	$14.66	$132.30	$(168.47)

Net increase (decrease) in net assets from operations per Series B-2 Unit (based upon change in net asset value per unit during period)	$7.54	$5.24	$97.41	$(163.44)

*	Weighted average number of Units outstanding for Series B-1 for the three months ended September 30, 2014 and September 30, 2013: 938.258 and 2,115.76, respectively; and for the nine months ended September 30, 2014 and September 30, 2013: 1,169.82 and 2,442.53, respectively.
**	Weighted average number of Units outstanding for Series B-2 for the three months ended September 30, 2014 and September 30, 2013: 1,643.74 and 2,849.73, respectively; and for the nine months ended September 30, 2014 and September 30, 2013: 2,325.96 and 3,002.12, respectively.

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF CHANGES IN NET ASSETS

	Nine Months Ended September 30,
	2014	2013
Increase (decrease) in net assets from operations

Net investment loss	$(203,878)	$(330,117)
Net realized gain (loss) on futures and forward contracts	761,388	(351,701)
Net change in unrealized depreciation on futures and forward contracts	(133,971)	(174,860)

Net increase (decrease) in net assets from operations	423,539	(856,678)

Capital share transactions
Issuance of Units	406,719	1,167,137
Redemption of Units	(2,952,824)	(2,440,388)

Net decrease in net assets from capital share transactions	(2,546,105)	(1,273,251)

Net decrease in net assets	(2,122,566)	(2,129,929)

Net assets, beginning of period	4,370,203	7,044,263

Net assets, end of period	$2,247,637	$4,914,334

Series B-1 Units, beginning of period	1,849.736	3,258.284
Issuance of Series B-1 Units	35.804	184.070
Redemption of Units	(1,025.385)	(1,372.044)

Series B-1 Units, end of period	860.155	2,070.310

Series B-2 Units, beginning of period	2,691.953	2,885.689
Issuance of Series B-2 Units	338.108	753.364
Redemption of Units	(1,751.243)	(746.319)

Series B-2 Units, end of period	1,278.818	2,892.734

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P. – SERIES B

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$423,539	$(856,678)
Adjustment to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in due from brokers	2,440,299	1,574,123
Decrease in unrealized appreciation on open forward contracts	—	70,604
Decrease in unrealized depreciation on open forward contracts	(4)	(41,171)
Decrease in futures contracts purchased	144,012	91,422
Increase (decrease) in futures contracts sold	(10,037)	54,005
Decrease in management fees payable	(4,565)	(4,254)
Decrease in fees payable	(3,159)	(4,245)

Net cash provided by operating activities	2,990,085	883,806

Cash flows from financing activities
Subscriptions, net of change in advanced subscriptions	406,719	1,161,386
Redemptions, net of change in redemptions payable	(3,257,641)	(2,570,731)

Net cash used in financing activities	(2,850,922)	(1,409,345)

Net increase (decrease) in cash	139,163	(525,539)

Cash, beginning of period	1,185,419	1,707,327

Cash, end of period	$1,324,582	$1,181,788

See accompanying notes to unaudited financial statements.

SUPERFUND GOLD, L.P., SUPERFUND GOLD, L.P. – SERIES A and SUPERFUND GOLD, L.P. – SERIES B

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2014

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

Set forth herein are instruments and transactions eligible for offset in the statements of assets and liabilities and which are subject to derivative clearing agreements with the Fund’s futures commission merchants. Each futures commission merchant nets margin held on behalf of each Series of the Fund or payment obligations of the futures commission merchant to each Series against any payment obligations of that Series to the futures commission merchant. Each Series is required to deposit margin at each futures commission merchant to meet the original and maintenance requirements established by that futures commission merchant, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded. The derivative clearing agreements give each futures commission merchant a security interest in this margin to secure any liabilities owed to the futures commission merchant arising from a default by the Series. As of September 30, 2014, the Fund had on deposit $1,923,622 at ADM Investor Services, Inc., $517,199 at Barclays Capital Inc. and $1,012,739 at Merrill Lynch, Pierce, Fenner & Smith Inc. As of September 30, 2014, Series A had on deposit $1,322,951 at ADM Investor Services, Inc., $339,942 at Barclays Capital Inc. and $741,485 at Merrill Lynch, Pierce, Fenner & Smith Inc. As of September 30, 2014, Series B had on deposit $600,671 at ADM Investor Services, Inc., $177,257 at Barclays Capital Inc. and $271,254 at Merrill Lynch, Pierce, Fenner & Smith Inc.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within Level 3 of the fair value hierarchy. Where the Fund does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on Level 1 and/or Level 2 inputs that can be observed in the market, as well as unobservable Level 3 inputs. Subsequent to initial recognition, the Fund updates the Level 1 and Level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within Level 3. Level 3 inputs are changed only when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances in which the Fund cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. The Fund attempts to avoid holding less liquid OTC derivatives. However, once held, the market for any particular derivative contract could become less liquid during the holding period. There were no Level 3 holdings at September 30, 2014 or December 31, 2013 or during the periods then ended.

The following table summarizes the valuation of the Fund’s assets and liabilities by the ASC 820 fair value hierarchy as of September 30, 2014 and December 31, 2013:

Superfund Gold, L.P.

	Balance September 30, 2014	Level 1	Level 2	Level 3
ASSETS

Futures contracts purchased	$59,330	$59,330	$—	$—
Futures contracts sold	243,244	243,244	—	—

Total Assets Measured at Fair Value	$302,574	$302,574	$—	$—

LIABILITIES
Futures contracts purchased	$778,822	$778,822	$—	$—
Futures contracts sold	6,305	6,305	—	—

Total Liabilities Measured at Fair Value	$785,127	$785,127	$—	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$3	$—	$3	$—
Futures contracts purchased	434,347	434,347	—	—
Futures contracts sold	336,188	336,188	—	—

Total Assets Measured at Fair Value	$770,538	$770,535	$3	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$5	$—	$5	$—
Futures contracts purchased	623,378	623,378	—	—
Futures contracts sold	190,551	190,551	—	—

Total Liabilities Measured at Fair Value	$813,934	$813,929	$5	$—

Superfund Gold, L.P. – Series A

	Balance September 30, 2014	Level 1	Level 2	Level 3
ASSETS

Futures contracts purchased	$41,767	$41,767	$—	$—
Futures contracts sold	153,737	153,737	—	—

Total Assets Measured at Fair Value	$195,504	$195,504	$—	$—

LIABILITIES
Futures contracts purchased	$553,536	$553,536	$—	$—
Futures contracts sold	5,404	5,404	—	—

Total Liabilities Measured at Fair Value	$558,940	$558,940	$—	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS
Unrealized appreciation on open forward contracts	$3	$—	$3	$—
Futures contracts purchased	254,637	254,637	—	—
Futures contracts sold	177,920	177,920	—	—

Total Assets Measured at Fair Value	$432,560	$432,557	$3	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$1	$—	$1	$—
Futures contracts purchased	379,957	379,957	—	—
Futures contracts sold	110,852	110,852	—	—

Total Liabilities Measured at Fair Value	$490,810	$490,809	$1	$—

Superfund Gold, L.P. – Series B

	Balance September 30, 2014	Level 1	Level 2	Level 3
ASSETS

Futures contracts purchased	$17,563	$17,563	$—	$—
Futures contracts sold	89,507	89,507	—	—

Total Assets Measured at Fair Value	$107,070	$107,070	$—	$—

LIABILITIES
Futures contracts purchased	$225,286	$225,286	$—	$—
Futures contracts sold	901	901	—	—

Total Liabilities Measured at Fair Value	$226,187	$226,187	$—	$—

	Balance December 31, 2013	Level 1	Level 2	Level 3
ASSETS

Futures contracts purchased	$179,710	$179,710	$—	$—
Futures contracts sold	158,268	158,268	—	—

Total Assets Measured at Fair Value	$337,978	$337,978	$—	$—

LIABILITIES
Unrealized depreciation on open forward contracts	$4	$—	$4	$—
Futures contracts purchased	243,421	243,421	—	—
Futures contracts sold	79,699	79,699	—	—

Total Liabilities Measured at Fair Value	$323,124	$323,120	$4	$—

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

Superfund Gold, L.P.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2014	Liability Derivatives at September 30, 2014	Net
Futures contracts	Futures contracts purchased	$59,330	$(778,822)	$(719,492)

Futures contracts	Futures contracts sold	243,244	(6,305)	236,939

Totals		$302,574	$(785,127)	$(482,553)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$3	$—	$3

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(5)	(5)

Futures contracts	Futures contracts purchased	434,347	(623,378)	(189,031)

Futures contracts	Futures contracts sold	336,188	(190,551)	145,637

Totals		$770,538	$(813,934)	$(43,396)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized loss on futures and forward contracts	$(9,245)	$—

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,068,744	(1,044,148)

Total		$1,059,499	$(1,044,148)

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(107,245)	$2

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,867,751	(439,159)

Total		$1,760,506	$(439,157)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(27,189)	$4,601

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(1,485,693)	2,028,308

Total		$(1,512,882)	$2,032,909

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(302,903)	$(80,371)

Futures contracts	Net realized/unrealized loss on futures and forward contracts	(1,712,143)	(226,635)

Total		$(2,015,046)	$(307,006)

Superfund Gold, L.P. gross and net unrealized gains and losses by long and short positions as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$1,013	0.0	*	$(3,469)	(0.0)*	$46,227	0.6		$(1,277)	(0.0	)*	$42,494
Financial	27,318	0.3		(7,214)	(0.1)	5,536	0.1		(858)	(0.0	)*	24,782
Food & Fiber	1,825	0.0	*	(2,251)	(0.0)*	24,901	0.3		(3,260)	(0.0	)*	21,215
Indices	9,740	0.1		(44,287)	(0.5)	1,966	0.0	*	(172)	(0.0	)*	(32,753)
Metals	1,615	0.0	*	(697,921)	(8.7)	131,948	1.6		(283)	(0.0	)*	(564,641)
Energy	2,002	0.0	*	(21,313)	(0.3)	32,667	0.4		(456)	(0.0	)*	12,900
Livestock	15,820	0.2		(2,370)	(0.0)*	—	—		—	—		13,450

Totals	$59,333	0.6		$(778,825)	(9.6)	$243,245	3.0		$(6,306)	(0.0	)*	$(482,553)

* Due to rounding – amount is less than 0.05%

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$3	0.0	*	$—	—	$—	—		$(5)	(0.0	)*	$(2)
Currency	34,356	0.3		(13,987)	(0.1)	67,051	0.5		(3,916)	(0.0	)*	83,504
Financial	—	—		(11,330)	(0.1)	115,315	0.9		(11,094)	(0.1)		92,891
Food & Fiber	4,780	0.0	*	(35,294)	(0.3)	61,459	0.5		—	—		30,945
Indices	226,092	1.8		(13,372)	(0.1)	168	0.0	*	(11,208)	(0.1)		201,680
Metals	113,479	0.9		(424,270)	(3.3)	92,195	0.7		(164,333)	(1.3)		(382,929)
Energy	55,539	0.4		(120,204)	(0.9)	—	—		—	—		(64,665)
Livestock	100	0.0	*	(4,920)	(0.0)*	—	—		—	—		(4,820)

Totals	$434,349	3.4		$(623,377)	(4.9)	$336,188	2.7		$(190,556)	(1.5)		$(43,396)

* Due to rounding – amount is less than 0.05%

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	—	—	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	304	220
Financial	1,344	192
Food & Fiber	15	71
Indices	545	60
Metals	298	83
Energy	84	78
Livestock	25	2

Total	2,615	706

*	Based on quarterly holdings

Superfund Gold, L.P. average* monthly contract volume by market sector as of quarter ended September 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	12	11	$21,907	$26,115

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	341	178
Financial	860	1,187
Food & Fiber	59	102
Indices	1,211	282
Metals	339	199
Energy	304	227
Livestock	38	80

Total	3,164	2,266

*	Based on quarterly holdings

Superfund Gold, L.P. trading results by market sector:

	For the Three Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(9,245)	$—	$(9,245)
Currency	121,971	24,440	146,411
Financial	333,148	8,073	341,221
Food & Fiber	233,493	(2,525)	230,968
Indices	260,157	(23,832)	236,325
Metals	182,662	(1,058,896)	(876,234)
Livestock	(1,730)	(13,620)	(15,350)
Energy	(60,957)	22,212	(38,745)

Total net trading gains (losses)	$1,059,499	$(1,044,148)	$15,351

	For the Nine Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(107,245)	$2	$(107,243)
Currency	(55,476)	(41,010)	(96,486)
Financial	804,624	(68,109)	736,515
Food & Fiber	427,438	(9,730)	417,708
Indices	582,781	(234,433)	348,348
Metals	251,114	(181,712)	69,402
Livestock	195,780	18,270	214,050
Energy	(338,510)	77,565	(260,945)

Total net trading gains (losses)	$1,760,506	$(439,157)	$1,321,349

	For the Three Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(27,189)	$4,601	$(22,588)
Currency	(451,746)	267,657	(184,089)
Financial	23,964	58,049	82,013
Food & Fiber	(78,659)	(11,557)	(90,216)
Indices	484,005	(175,746)	308,259
Metals	(1,212,983)	1,972,076	759,093
Livestock	(99,970)	(8,040)	(108,010)
Energy	(150,304)	(74,131)	(224,435)

Total net trading gains (losses)	$(1,512,882)	$2,032,909	$520,027

	For the Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(302,903)	$(80,371)	$(383,274)
Currency	(665,324)	(163,947)	(829,271)
Financial	165,012	(50,717)	114,295
Food & Fiber	(632,359)	(69,187)	(701,546)
Indices	2,128,610	(433,849)	1,694,761
Metals	(2,666,477)	601,358	(2,065,119)
Livestock	113,450	(4,850)	108,600
Energy	(155,055)	(105,443)	(260,498)

Total net trading losses	$(2,015,046)	$(307,006)	$(2,322,052)

Superfund Gold, L.P. – Series A

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2014	Liability Derivatives at September 30, 2014	Net
Futures contracts	Futures contracts purchased	$41,767	$(553,536)	$(511,769)

Futures contracts	Futures contracts sold	153,737	(5,404)	148,333

Totals		$195,504	$(558,940)	$(363,436)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized appreciation on open forward contracts	$3	$—	$3

Foreign exchange contracts	Unrealized depreciation on open forward contracts	—	(1)	(1)

Futures contracts	Futures contracts purchased	254,637	(379,957)	(125,320)

Futures contracts	Futures contracts sold	177,920	(110,852)	67,068

Totals		$432,560	$(490,810)	$(58,250)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized loss on futures and forward contracts	$(6,328)	$—

Futures contracts	Net realized gain (loss) on futures and forward contracts	604,945	(713,053)

Total		$598,617	$(713,053)

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized loss on futures and forward contracts	$(60,362)	$(2)

Futures contracts	Net realized gain (loss) on futures and forward contracts	1,059,480	(305,184)

Total		$999,118	$(305,186)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized gain (loss) on futures and forward contracts	$(18,978)	$5,708

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(952,820)	1,340,479

Total		$(971,798)	$1,346,187

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(180,050)	$(50,938)

Futures contracts	Net realized/unrealized loss on futures and forward contracts	(1,483,295)	(81,208)

Total		$(1,663,345)	$(132,146)

Superfund Gold, L.P. – Series A gross and net unrealized gains and losses by long and short positions as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$588	0.0	*	$(2,669)	(0.0)*	$32,512	0.6		$(1,277)	(0.0	)*	$29,154
Financial	18,321	0.3		(4,277)	(0.1)	3,215	0.1		(858)	(0.0	)*	16,401
Food & Fiber	1,305	0.0	*	(1,363)	(0.0)*	17,901	0.3		(2,532)	(0.0	)*	15,311
Indices	7,962	0.1		(28,442)	(0.5)	1,890	0.0	*	(172)	(0.0	)*	(18,762)
Metals	1,169	0.0	*	(501,048)	(8.6)	78,050	1.3		(219)	(0.0	)*	(422,048)
Energy	1,974	0.0	*	(13,799)	(0.2)	20,170	0.3		(347)	(0.0	)*	7,998
Livestock	10,450	0.2		(1,940)	(0.0)*	—	—		—	—		8,510

Totals	$41,769	0.7		$(553,538)	(9.5)	$153,738	2.6		$ (5,405)	(0.1)		$(363,436)

*	Due to rounding – amount is less than 0.05%

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets	Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$3	0.0	*	$—	—	$—	—		$(1)	(0.0)*	$2
Currency	19,106	0.2		(7,387)	(0.1)	37,407	0.5		(2,118)	(0.0)*	47,008
Financial	—	—		(6,327)	(0.1)	61,890	0.7		(6,511)	(0.1)	49,052
Food & Fiber	4,780	0.1		(20,582)	(0.2)	31,349	0.4		—	—	15,547
Indices	125,924	1.5		(5,776)	(0.1)	112	0.0	*	(6,469)	(0.1)	113,791
Metals	68,111	0.8		(276,060)	(3.3)	47,162	0.6		(95,754)	(1.2)	(256,541)
Energy	36,615	0.4		(60,704)	(0.7)	—	—		—	—	(24,089)
Livestock	100	0.0	*	(3,120)	(0.0)*	—	—		—	—	(3,020)

Totals	$254,639	3.1		$(379,956)	(4.6)	$177,920	2.1		$(110,853)	(1.3)	$(58,250)

*	Due to rounding – amount is less than 0.05%

Superfund Gold, L.P. – Series A average* monthly contract volume by market sector as of quarter ended September 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	—	—	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	165	122
Financial	730	103
Food & Fiber	9	39
Indices	314	34
Metals	169	46
Energy	50	46
Livestock	14	1

Total	1,451	391

*	Based on quarterly holdings

Superfund Gold, L.P. – Series A average* monthly contract volume by market sector as of quarter ended September 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	8	8	$13,238	$18,007

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	194	100
Financial	481	662
Food & Fiber	34	56
Indices	678	163
Metals	203	113
Energy	179	129
Livestock	22	45

Total	1,799	1,276

*	Based on quarterly holdings

Superfund Gold, L.P. – Series A trading results by market sector:

	For the Three Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(6,328)	$—	$(6,328)
Currency	73,508	19,420	92,928
Financial	163,686	6,612	170,298
Food & Fiber	128,845	2,208	131,053
Indices	125,220	(15,675)	109,545
Metals	148,885	(732,888)	(584,003)
Livestock	(2,630)	(3,990)	(6,620)
Energy	(32,569)	11,260	(21,309)

Total net trading gains (losses)	$598,617	$(713,053)	$(114,436)

	For the Nine Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(60,362)	$(2)	$(60,364)
Currency	(11,977)	(17,854)	(29,831)
Financial	424,017	(32,651)	391,366
Food & Fiber	235,378	(236)	235,142
Indices	278,757	(132,553)	146,204
Metals	221,648	(165,507)	56,141
Livestock	114,310	11,530	125,840
Energy	(202,653)	32,087	(170,566)

Total net trading gains (losses)	$999,118	$(305,186)	$693,932

	For the Three Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(18,978)	$5,708	$(13,270)
Currency	(264,857)	156,889	(107,968)
Financial	5,967	35,744	41,711
Food & Fiber	(48,610)	(4,034)	(52,644)
Indices	264,520	(100,981)	163,539
Metals	(761,347)	1,305,587	544,240
Livestock	(53,590)	(6,490)	(60,080)
Energy	(94,903)	(46,236)	(141,139)

Total net trading gains (losses)	$(971,798)	$1,346,187	$374,389

	For the Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(180,050)	$(50,938)	$(230,988)
Currency	(386,729)	(90,848)	(477,577)
Financial	123,993	(31,163)	92,830
Food & Fiber	(367,563)	(41,943)	(409,506)
Indices	1,229,408	(258,983)	970,425
Metals	(2,008,889)	405,335	(1,603,554)
Livestock	66,360	(2,950)	63,410
Energy	(139,875)	(60,656)	(200,531)

Total net trading losses	$(1,663,345)	$(132,146)	$(1,795,491)

Superfund Gold, L.P. – Series B

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of September 30, 2014, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2014	Liability Derivatives at September 30, 2014	Net
Futures contracts	Futures contracts purchased	$17,563	$(225,286)	$(207,723)

Futures contracts	Futures contracts sold	89,507	(901)	88,606

Totals		$107,070	$(226,187)	$(119,117)

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the statement of assets and liabilities, as of December 31, 2013, is as follows:

Type of Instrument	Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2013	Liability Derivatives at December 31, 2013	Net
Foreign exchange contracts	Unrealized depreciation on open forward contracts	$—	$(4)	$(4)

Futures contracts	Futures contracts purchased	179,710	(243,421)	(63,711)

Futures contracts	Futures contracts sold	158,268	(79,699)	78,569

Totals		$337,978	$(323,124)	$14,854

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized loss on futures and forward contracts	$(2,917)	$—

Futures contracts	Net realized gain (loss) on futures and forward contracts	463,799	(331,095)

Total		$460,882	$(331,095)

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2014:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Gain (Loss) on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized gain (loss) on futures and forward contracts	$(46,883)	$4

Futures contracts	Net realized gain (loss) on futures and forward contracts	808,271	(133,975)

Total		$761,388	$(133,971)

Effects of derivative instruments on the statement of operations for the three months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(8,211)	$(1,107)

Futures contracts	Net realized/unrealized gain (loss) on futures and forward contracts	(532,873)	687,829

Total		$(541,084)	$686,722

Effects of derivative instruments on the statement of operations for the nine months ended September 30, 2013:

Derivatives not Designated as Hedging Instruments under ASC 815	Location of Loss on Derivatives Recognized in Income	Net Realized Loss on Derivatives Recognized in Income	Net Change in Unrealized Depreciation on Derivatives Recognized in Income

Foreign exchange contracts	Net realized/unrealized loss on futures and forward contracts	$(122,853)	$(29,433)

Futures contracts	Net realized/unrealized loss on futures and forward contracts	(228,848)	(145,427)

Total		$(351,701)	$(174,860)

Superfund Gold, L.P. – Series B gross and net unrealized gains and losses by long and short positions as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Currency	$425	0.0	*	$(800)	(0.0)*	$13,715	0.6		$—	—		$13,340
Financial	8,997	0.4		(2,937)	(0.1)	2,321	0.1		—	—		8,381
Food & Fiber	520	0.0	*	(888)	(0.0)*	7,000	0.3		(728)	(0.0	)*	5,904
Indices	1,778	0.1		(15,845)	(0.4)	76	0.0	*	—	—		(13,991)
Metals	446	0.0	*	(196,873)	(8.8)	53,898	2.4		(64)	(0.0	)*	(142,593)
Energy	28	0.0	*	(7,514)	(0.3)	12,497	0.6		(109)	(0.0	)*	4,902
Livestock	5,370	0.2		(430)	(0.0)*	—	—		—	—		4,940

Totals	$17,564	0.8		$(225,287)	(10.0)	$89,507	4.0		$(901)	(0.0	)*	$(119,117)

* Due to rounding – amount is less than 0.05%

	As of December 31, 2013
	Long Positions Gross Unrealized					Short Positions Gross Unrealized
	Gains	% of Net Assets		Losses	% of Net Assets	Gains	% of Net Assets		Losses	% of Net Assets		Net Unrealized Gain (Loss) on Open Positions
Foreign Exchange	$—	—		$—	—	$—	—		$(4)	(0.0	)*	$(4)
Currency	15,250	0.3		(6,600)	(0.2)	29,644	0.7		(1,798)	(0.0	)*	36,496
Financial	—	—		(5,003)	(0.1)	53,425	1.2		(4,583)	(0.1)		43,839
Food & Fiber	—	—		(14,712)	(0.3)	30,110	0.7		—	—		15,398
Indices	100,168	2.3		(7,596)	(0.2)	56	0.0	*	(4,739)	(0.1)		87,889
Metals	45,368	1.0		(148,210)	(3.4)	45,033	1.0		(68,579)	(1.6)		(126,388)
Energy	18,924	0.4		(59,500)	(1.4)	—	—		—	—		(40,576)
Livestock	—	—		(1,800)	(0.0)*	—	—		—	—		(1,800)

Totals	$179,710	4.1		$(243,421)	(5.6)	$158,268	3.6		$(79,703)	(1.8)		$14,854

* Due to rounding – amount is less than 0.05%

Superfund Gold, L.P. – Series B average* monthly contract volume by market sector as of quarter ended September 30, 2014:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	—	—	$—	$—

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	139	98
Financial	614	89
Food & Fiber	6	32
Indices	231	26
Metals	129	37
Energy	34	32
Livestock	11	1

Total	1,164	315

*	Based on quarterly holdings

Superfund Gold, L.P. – Series B average* monthly contract volume by market sector as of quarter ended September 30, 2013:

	Average Number of Long Contracts	Average Number of Short Contracts	Average Value of Long Positions	Average Value of Short Positions
Foreign Exchange	4	3	$8,669	$8,108

	Average Number of Long Contracts	Average Number of Short Contracts
Currency	147	78
Financial	379	525
Food & Fiber	25	46
Indices	533	119
Metals	136	86
Energy	125	98
Livestock	16	35

Total	1,365	990

*	Based on quarterly holdings

Superfund Gold, L.P. – Series B trading results by market sector:

	For the Three Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(2,917)	$—	$(2,917)
Currency	48,463	5,020	53,483
Financial	169,462	1,461	170,923
Food & Fiber	104,648	(4,733)	99,915
Indices	134,937	(8,157)	126,780
Metals	33,777	(326,008)	(292,231)
Livestock	900	(9,630)	(8,730)
Energy	(28,388)	10,952	(17,436)

Total net trading gains (losses)	$460,882	$(331,095)	$129,787

	For the Nine Months Ended September 30, 2014
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(46,883)	$4	$(46,879)
Currency	(43,499)	(23,156)	(66,655)
Financial	380,607	(35,458)	345,149
Food & Fiber	192,060	(9,494)	182,566
Indices	304,024	(101,880)	202,144
Metals	29,466	(16,205)	13,261
Livestock	81,470	6,740	88,210
Energy	(135,857)	45,478	(90,379)

Total net trading gains (losses)	$761,388	$(133,971)	$627,417

	For the Three Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(8,211)	$(1,107)	$(9,318)
Currency	(186,889)	110,768	(76,121)
Financial	17,997	22,305	40,302
Food & Fiber	(30,049)	(7,523)	(37,572)
Indices	219,485	(74,765)	144,720
Metals	(451,636)	666,489	214,853
Livestock	(46,380)	(1,550)	(47,930)
Energy	(55,401)	(27,895)	(83,296)

Total net trading gains (losses)	$(541,084)	$686,722	$145,638

	For the Nine Months Ended September 30, 2013
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Gains (Losses)
Foreign Exchange	$(122,853)	$(29,433)	$(152,286)
Currency	(278,595)	(73,099)	(351,694)
Financial	41,019	(19,554)	21,465
Food & Fiber	(264,796)	(27,244)	(292,040)
Indices	899,202	(174,866)	724,336
Metals	(657,588)	196,023	(461,565)
Livestock	47,090	(1,900)	45,190
Energy	(15,180)	(44,787)	(59,967)

Total net trading losses	$(351,701)	$(174,860)	$(526,561)

5.	Due from/to brokers

Due from brokers consists of proceeds from securities sold. Amounts due from brokers may be restricted to the extent that they serve as deposits for securities sold short. Amounts due to brokers, if any, represent margin borrowings that are collateralized by certain securities. As of September 30, 2014 and December 31, 2013, there were no amounts due to brokers.

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

Superfund Capital Management shall be paid a management fee equal to one-twelfth of 2.25% of month-end net assets (2.25% per annum) and operating and ongoing offering expenses equal to one-twelfth of 0.75% of month-end net assets (0.75% per annum) when considered together, not to exceed the amount of actual expenses incurred. Superfund Capital Management will also be paid a monthly performance/incentive fee equal to 25% of the new appreciation without respect to interest income or any changes in net asset due to changes in value of the Fund’s dollar for dollar gold position. Trading losses will be carried forward and no further performance/incentive fee may be paid until the prior losses have been recovered. In addition, Superfund Brokerage Services, Inc., an affiliate of Superfund Capital Management, serves as the introducing broker for the Fund’s futures transactions and receives a portion of the brokerage commissions paid by the Fund in connection with its futures trading. Superfund USA, LLC, an entity related to Superfund Capital Management by common ownership, shall be paid selling commissions equal to 2% of the month-end net asset value per Series A-1 Unit and Series B-1 Unit (one-twelfth of 2% per month). These amounts are included under selling commission in the statements of operations. However, the maximum cumulative selling commission per Unit is limited to 10% of the gross offering proceeds of such Unit.

8.	Financial highlights

Financial highlights for the period January 1 through September 30, 2014 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	3.4%	5.0%	8.1%	9.8%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	3.4%	5.0%	8.1%	9.8%

Ratios to average partners’ capital**
Operating expenses before incentive fees	5.2%	3.8%	6.0%	3.4%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	5.2%	3.8%	6.0%	3.4%

Net investment loss	(5.2)%	(3.8)%	(6.0)%	(3.4)%

Net asset value per unit, beginning of period	$1,083.46	$1,225.37	$913.20	$995.94
Net investment loss	(59.02)	(49.40)	(58.00)	(36.23)
Net gain on investments	95.93	110.36	132.35	133.64

Net asset value per unit, end of period	$1,120.37	$1,286.33	$987.55	$1,093.35

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$59.71	$51.75	$99.00	$132.30

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$36.91	$60.96	$74.35	$97.41

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights for the period January 1 through September 30, 2013 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	(19.1)%	(17.8)%	(15.1)%	(13.8)%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(19.1)%	(17.8)%	(15.1)%	(13.8)%

Ratios to average partners’ capital**
Operating expenses before incentive fees	5.1%	3.6%	5.9%	4.5%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	5.1%	3.6%	5.9%	4.5%

Net investment loss	(5.1)%	(3.6)%	(5.8)%	(4.5)%

Net asset value per unit, beginning of period	$1,423.03	$1,577.45	$1,110.58	$1,187.13
Net investment loss	(68.50)	(54.20)	(64.34)	(52.58)
Net loss on investments	(202.96)	(227.36)	(102.87)	(110.86)

Net asset value per unit, end of period	$1,151.57	$1,295.89	$943.37	$1,023.69

Other per Unit information:
Net decrease in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(262.57)	$(278.65)	$(143.67)	$(168.47)

Net decrease in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(271.46)	$(281.56)	$(167.21)	$(163.44)

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights for the period July 1 through September 30, 2014 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	(3.4)%	(2.9)%	0.2%	0.7%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	(3.4)%	(2.9)%	0.2%	0.7%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.7%	1.2%	1.9%	1.4%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.7%	1.2%	1.9%	1.4%

Net investment loss	(1.7)%	(1.2)%	(1.9)%	(1.4)%

Net asset value per unit, beginning of period	$1,159.91	$1,325.06	$985.67	$1,085.81
Net investment loss	(19.03)	(15.69)	(19.01)	(15.04)
Net gain on investments	(20.51)	(23.04)	20.89	22.58

Net asset value per unit, end of period	$1,120.37	$1,286.33	$987.55	$1,093.35

Other per Unit information:
Net increase (decrease) in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$(40.87)	$(41.69)	$8.23	$41.13

Net increase (decrease) in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$(39.54)	$(38.73)	$1.88	$7.54

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

Financial highlights for the period July 1 through September 30, 2013 are as follows:

	Series A-1	Series A-2	Series B-1	Series B-2
Total Return*
Total return before incentive fees	1.6%	2.1%	0.0%	0.5%
Incentive fees	0.0	0.0	0.0	0.0

Total return after incentive fees	1.6%	2.1%	0.0%	0.5%

Ratios to average partners’ capital**
Operating expenses before incentive fees	1.7%	1.1%	1.8%	1.3%
Incentive fees	0.0	0.0	0.0	0.0

Total expenses	1.7%	1.1%	1.8%	1.3%

Net investment loss	(1.6)%	(1.1)%	(1.8)%	(1.3)%

Net asset value per unit, beginning of period	$1,133.88	$1,269.60	$943.26	$1,018.45
Net investment loss	(19.56)	(15.09)	(18.02)	(14.15)
Net gain on investments	37.25	41.38	18.13	19.39

Net asset value per unit, end of period	$1,151.57	$1,295.89	$943.37	$1,023.69

Other per Unit information:
Net increase in net assets from operations per Unit (based upon weighted average number of Units during period) upon weighted average number of Units during period)	$23.70	$35.49	$9.37	$14.66

Net increase in net assets from operations per Unit (based upon change in net asset value per Unit) upon change in net asset value per Unit)	$17.69	$26.29	$0.11	$5.24

*	Total return is calculated for each Series of the Fund taken as a whole. An individual’s return may vary from these returns based on the timing of capital transactions.
**	Annualized for periods less than a year.

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

For the Fund, gross unrealized gains and losses related to exchange-traded futures were $302,574 and $785,127, respectively, at September 30, 2014.

For Series A, gross unrealized gains and losses related to exchange-traded futures were $195,504 and $558,940, respectively, at September 30, 2014.

For Series B, gross unrealized gains and losses related to exchange-traded futures were $107,070 and $226,187, respectively, at September 30, 2014.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of assets and liabilities and not represented by the contract or notional amounts of the instruments. As the Fund’s assets are held in segregated accounts with futures commission merchants, the Fund has credit risk and concentration risk. The Fund’s futures commission merchants are currently ADM Investor Services, Inc., Barclays Capital Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc.

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

The majority of these instruments mature within one year of September 30, 2014. However, due to the nature of the Fund’s business, these instruments may not be held to maturity.

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

Superfund Capital Management has determined to cease the trading and investment operations of the Fund as of the close of business on December 31, 2014 and to close the Fund. Pursuant to the terms of the Limited Partnership Agreement, Superfund Capital Management will withdraw from the Fund as general partner in mid-March 2015, which will terminate the Fund as a limited partnership. Limited Partners of the Fund have been informed of its closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Fund commenced the offering of its Units on February 17, 2009. The initial offering terminated on March 31, 2009, and the Fund commenced operations on April 1, 2009. The continuing offering period commenced at the termination of the initial offering period and ended as of May 1, 2014. Subscription and redemption data is presented for both the Fund, as the SEC registrant, and for Series A and Series B, individually. For the quarter ended September 30, 2014, redemptions totaled $2,837,938 in the Fund. For the quarter ended September 30, 2014, redemptions totaled $597,032 in Series A-1, $177,331 in Series A-2, $306,676 in Series B-1 and $1,756,899 in Series B-1. The Fund operates as a commodity investment pool, whose purpose is speculative trading in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio of more than 120 futures and forward contracts using a fully-automated, proprietary, computerized trading system. The Fund also seeks to maintain an investment in gold approximately equal to the total capital of each Series, as of the beginning of each month. The gold investment is intended to delink each Series’ net asset value, which is determined in U.S. dollars, from the value of the U.S. dollar relative to gold, effectively denominating the Series’ net asset value in terms of gold.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014

Series A:

Net results for the quarter ended September 30, 2014, were a loss of 3.4% in net asset value for Series A-1 and a loss of 2.9% in net asset value for Series A-2. In this period, Series A experienced a net decrease in net assets from operations of $211,093. This decrease consisted of total income of $175, trading losses of $114,436, and total expenses of $96,832. Expenses included $35,925 in management fees, $11,975 in operating expenses, $20,811 in selling commissions, $26,186 in brokerage commissions and $1,935 in other expenses. At September 30, 2014, the net asset value per Unit of Series A-1 was $1,120.37, and the net asset value per Unit of Series A-2 was $1,286.33.

Series B:

Net results for the quarter ended September 30, 2014, were a gain of 0.2% in net asset value for Series B-1 and a gain of 0.7% in net asset value for Series B-2. In this period, Series B experienced a net increase in net assets from operations of $75,334. This increase consisted of total income of $119, trading gains of $129,787, and total expenses of $54,572. Expenses included $19,044 in management fees, $6,348 in operating expenses, $5,141 in selling commissions, $20,843 in brokerage commissions and $3,196 in other expenses. At September 30, 2014, the net asset value per Unit of Series B-1 was $987.55, and the net asset value per Unit of Series B-2 was $1,093.35.

Fund results for 3rd Quarter 2014:

In September, the Fund’s managed futures strategy produced positive returns based primarily on the Fund’s allocations to the currencies, metals and grains markets. The U.S. dollar strengthened to highest level in almost four years as a result of the continued expansion of the U.S. economy. The Fund benefitted from short positions in the Japanese yen and in COMEX gold as both slid throughout the month. The Fund’s long positions in U.S. stock indices produced negative results. These losses were partially offset by the Fund’s long positions in the Tokyo Stock Price Index as increased demand for Japanese exports fuelled Japanese equity markets. The Fund’s short positions in corn futures produced positive returns as the market traced on larger than expected inventories. The Fund’s perpetual long gold position had a negative impact on performance in September.

In August, the Fund’s managed futures strategy produced strong positive results mainly due to the Fund’s long positions in the bonds and indices markets. The German bund rose throughout the month as German 10-year yields dropped due to inflation. The Fund’s long positions in U.S. stock indices produced positive returns as the S&P500 reached all-time highs after rebounding from an eight week low. The Fund’s allocations to the metals market produced slightly negative results as tensions seemed to ease in the Ukraine. The Fund’s long positions in natural gas gained as hotter weather increased demand. The Fund’s perpetual long gold position had a minimal impact on performance in August.

In July, the Fund’s managed futures strategy produced negative results with losses primarily attributable to the metal, stock index and energy markets. The Fund’s long positions in U.S. stock indices yielded negative returns as the S&P500 declined over two percent in a single day, marking the largest decline in the index since 2012. The Fund’s long positions in gold also produced negative returns as speculators continued to offload gold on concerns that the U.S. Federal Reserve (the “Fed”) may increase interest rates in a bid to fight inflation. The Fund’s short positions in the grains market were favorable, with projected yields for corn expected to reach record levels. The Fund’s long positions in the energy market also produced negative returns as crude oil prices dropped to three month lows. The Fund’s perpetual long gold position had a negative impact on performance in July.

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

Fund results for 2nd Quarter 2014:

In April, the Fund’s managed futures strategy produced negative results, with long positions in U.S. stock indices suffering as the S&P500 retraced from record highs. The Fund’s long positions in U.S. ten-year treasury notes also yielded negative returns. These losses were partially offset by positive performance from the Fund’s long Euro-bund positions. The Fund’s short positions in natural gas and crude oil produced negative results in April as tensions and political crisis in the Ukraine remained high and rising fears that any full-scale armed conflict in the region would disrupt supplies and send oil and gas prices higher. The Fund’s short positions in COMEX gold and silver remained flat as the improving U.S and European economies helped to pressure gold prices. The Fund’s perpetual long gold position had a positive impact on performance in April.

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

In January, the Fund managed futures strategy produced negative results in as positions in the indices and energy sectors underperformed. The Fund’s crude oil positions yielded losses amid speculation that the Fed would curb stimulus measures further following signs of improvement in the U.S. economy. The Fund’s positions in natural gas helped to minimize losses in the energies sector as it rallied throughout the second half of January due to a reported decrease in inventories to its lowest level in almost four years. The Fund’s positions in the metals markets performed poorly as gold and silver continued to rise on increased demand in Asia. The Fund’s allocations to indices also performed negatively as U.S. indices suffered the largest losses since 2012 on fears over emerging markets resulted in significant selloffs. The Fund’s perpetual long gold position had a positive impact on performance in January.

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

Fund results for 2nd Quarter 2013:

The Fund’s managed futures strategy produced negative returns in June, driven primarily by losses from the Fund’s allocation to energies markets as U.S. Department of Energy data showed higher than expected oil inventories. These losses were tempered slightly by gains experienced from the Fund’s metals positions, as gold and silver each dropped to its lowest level in over two years. The Fund’s allocation to the bonds markets also produced positive returns as a rise in the U.S. dollar produced sharp downward pressure on interest rate products. Based on the aforementioned decrease in price, the Fund’s perpetual long gold position negatively affected performance in June.

In May, the Fund’s managed futures strategy yielded disappointing results due primarily to its positions in the bonds and energies sectors. The Fund’s long natural gas positions negatively affected performance amid reports from the U.S. Energy Information Administration of rising inventories. The U.S. Environmental Protection Agency also issued reports that downplayed the environmental impact of natural gas fracking. The Fund’s long soybean positions produced solid returns in May as China, the world’s largest soybean consumer, continued to show increased demand. The Fund’s perpetual long gold position had a negative effect on performance amid speculation that the Fed will scale back its aggressive bond purchasing program.

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

Fund results for 1st Quarter 2013:

In March, the Fund’s managed futures strategy produced positive returns. U.S. stock indices rose for a third consecutive month with the S&P 500 approaching an all-time high, leading to profitable returns for the Fund’s long positions. The Fund’s long positions in European long-term interest rate futures produced significant gains as investors feared the banking crisis in Cyprus could spill over into neighboring economies. Short positions in base metals added to positive returns as markets were pressured by the debt crisis in Europe, slumping Chinese stocks, and the rising U.S. dollar. The Fund also benefited from long natural gas positions as below normal temperatures forecasted for April lifted futures to an 18-month high. Larger than expected U.S. inventories and record projected planting acreage sent Chicago Board of Trade corn to limit down conditions on the last day of trading, resulting in losses for the Fund’s long positions across the grain sector. The Fund’s perpetual long gold position had a small positive effect on performance in March.

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

In January, the Fund’s managed futures strategy produced positive returns to start 2013 with gains across multiple market sectors. The Fund’s strategies performed well in global equities as indices reached multi-year highs on growing investor optimism, producing profits for the Fund’s long positions. The Fund’s long positions in base metals produced favorable results with the rebound in the global economy leading to increased industrial demand. Long allocations across the energies sector also generated healthy returns for the Fund as improving global economic conditions lifted demand prospects while unrest across North Africa and the Middle East injected geopolitical risk premium. Growing global economic stability eroded demand for the safety of government securities in January, leading to negative returns for the Fund’s long positions in the bonds sector. Expectations for the removal of excess liquidity from the financial system led to losses for the Fund’s long positions in money market futures. The Fund’s perpetual long gold position negatively affected performance in January as positive economic metrics, fading inflation concerns, and prospects for an end to the Fed’s monetary stimulus led to the fourth straight monthly decline for gold.

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

CONTRACTUAL OBLIGATIONS

The Fund does not enter into contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company. The Fund’s sole business is trading futures, currency, forward and certain swap contracts, both long (contracts to buy) and short (contracts to sell). All such contracts are settled by offset, not delivery. Substantially all such contracts are for settlement within four months of the trade date and substantially all such contracts are held by the Fund for less than four months before being offset or rolled over into new contracts with similar maturities. The financial statements of the Fund present a condensed schedule of investments setting forth net unrealized appreciation (depreciation) of such Series’ open forward contracts as well as the fair value of the futures contracts purchased and sold by each Series at September 30, 2014 and December 31, 2013.

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

Superfund Capital Management, the Fund’s general partner, with the participation of Superfund Capital Management’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to each Series individually, as well as the Fund as a whole, as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no formal changes in Superfund Capital Management’s internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Superfund Capital Management’s internal control over financial reporting with respect to each Series individually, as well as the Fund as a whole.

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

(a) There were no sales of unregistered securities during the quarter ended September 30, 2014.

(c) Pursuant to the Limited Partnership Agreement, investors may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2014:

Series A-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2014	172.852	1,115.21
August 31, 2014	182.144	1,175.27
September 30, 2014	169.761	1,120.37

Total	524.757

Series A-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2014	43.885	1,276.13
August 31, 2014	24.971	1,347.13
September 30, 2014	68.170	1,286.33

Total	137.026

Series B-1:

Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2014	75.584	948.14
August 31, 2014	229.350	1,024.68
September 30, 2014	—	987.55

Total	304.934

Series B-2:

Month	Units Redeemed	Net Asset Value per Unit ($)
July 31, 2014	58.568	1,046.21
August 31, 2014	1,497.153	1,132.56
September 30, 2014	—	1,093.35

Total	1,555.721

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included herewith:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labe Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2014	SUPERFUND GOLD, L.P.
(Registrant)

By: Superfund Capital Management, Inc.
General Partner

	By:	/s/ Nigel James
Nigel James
President and Principal Executive Officer

	By:	/s/ Martin Schneider
Martin Schneider
Vice President and Principal Financial Officer

EXHIBIT INDEX

E-1